Form 10-Q
period 1996-06-30
TV FILME INC
filed 1996-09-12
CIK 1013608

===========================================================================

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                            ----------------
                                FORM 10-Q
(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1996

                                  OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from __________________ to ______________


                                TV FILME, INC.
           (Exact name of Registrant as Specified in its Charter)

                     Commission File Number: 0-28670

          Delaware                                       98-0160214
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification No.)

                c/o ITSA-Intercontinental Telecomunicacoes Ltda.
                            SCS, Quadra 07-B1.A
                            Ed. Executive Tower
                                  Sala 601
                           70.300-911 Brasilia-DF
                                   Brazil
       (Address, Including Zip Code, of Principal Executive Offices)

                             011-55-61-225-4766
             (Registrant's Telephone Number, Including Area Code)

     Indicate by an X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    [  ] Yes  [ X ] No

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

             Class                         Outstanding
             -----                         -----------

   Common Stock, par value $.01           10,166,176 shares
   per share.                             as of September 1, 1996.

===========================================================================

                             TV FILME, INC.

                                 INDEX


PART I.  FINANCIAL INFORMATION                                   Page No.
- ------------------------------

ITEM 1.  Financial Statements

         Consolidated Balance Sheets as of December 31, 1995
         and June 30, 1996 (Unaudited)................................2

         Consolidated Statements of Operations for the Three and
         Six Months Ended June 30, 1995 (Unaudited) and the
         Three and Six Months Ended June 30, 1996 (Unaudited).........3

         Consolidated Statement of Changes in Stockholders'
         Equity at June 30, 1996 (Unaudited)..........................4

         Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 1995 (Unaudited) and the Six Months Ended
         June 30, 1996 (Unaudited)....................................5

         Notes to Consolidated Financial Statements (Unaudited).......6

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.........................10


PART II.  OTHER INFORMATION
- ---------------------------

ITEM 1.  Legal Proceedings...........................................14

ITEM 2.  Changes in Securities.......................................14

ITEM 3.  Default Upon Senior Securities..............................14

ITEM 4.  Submission of Matters to a Vote of Security-Holders.........14

ITEM 5.  Other Information...........................................14

ITEM 6.  Exhibits and Reports on Form 8-K............................14

SIGNATURES

                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                       TV FILME, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                    December 31,  June 30,
                                                        1995        1996
                                                    ------------  --------
                                                                (Unaudited)
                                             (In thousands of U.S. dollars)
Assets
Current assets:
   Cash and cash equivalents                          $     43    $     57
   Accounts receivable, net                              1,781       3,144
   Supplies                                              1,632       2,387
   Other receivables                                       497         400
                                                      --------    --------
      Total current assets                               3,953       5,988
Property, plant and equipment, net                      18,870      27,044
Other assets                                               860       1,042
                                                      --------    --------
      Total assets                                    $ 23,683    $ 34,074
                                                      ========    ========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                   $  6,876    $  6,962
   Payroll and other benefits payable                    1,283       1,706
   Accrued liabilities and other payables                  161       1,149
   Payables to affiliates -- current                     1,863       2,358
                                                      --------    --------
      Total current liabilities                         10,183      12,175
Payables to affiliates -- long term                        400         200
Deferred installation fees                               5,205       7,355
Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000
     shares authorized, no shares issued
   Common stock, $.01 par value, 50,000,000 shares
     authorized, 6,193,996 and 7,291,176 shares
     issued and outstanding                                 62          73
   Additional paid-in capital                           10,070      17,210
   Deficit                                              (2,237)     (2,939)
                                                      --------    --------
      Total stockholders' equity                         7,895      14,344
                                                      --------    --------
      Total liabilities and stockholders' equity      $ 23,683    $ 34,074
                                                      ========    ========


                              See accompanying notes.

                         TV FILME, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (Unaudited)

                                        Three Months            Six Months
                                       Ended June 30,          Ended June 30,
                                     -------------------   -------------------
                                       1995       1996       1995       1996
                                     --------   --------   --------   --------
                                            (In thousands of U.S. dollars,
                                           except per share and share data)

Revenues                             $ 2,149    $ 6,781    $ 3,513    $12,633
                                     -------    -------    -------    -------
Operating costs and expenses:
   System operating--Note 2              644      1,833      1,057      3,416
   Selling, general and
      administrative                   1,811      3,884      3,400      7,194
   Depreciation and amortization         362      1,326        598      2,424
                                     -------    -------    -------    -------
     Total operating costs
       and expenses                    2,817      7,043      5,055     13,034
                                     -------    -------    -------    -------
     Operating loss                     (668)      (262)    (1,542)      (401)
Other income (expense):
   Interest expense--Note 2              ---        (48)       ---       (422)
   Interest and other income--Note 2      83          1        330         11
   Exchange and translation
     gains (losses)                      (34)        (2)       (63)        42
                                     -------    -------    -------    -------
Net loss                             $  (619)   $  (311)   $(1,275)  $   (770)
                                     =======    =======    =======   ========
Net loss per share                   $ (0.08)   $ (0.04)   $ (0.16)  $  (0.10)
                                     =======    =======    =======   ========
Shares and share equivalents
(in thousands)                         8,086      8,086      8,086      8,086
                                     =======    =======    =======   ========


                            See accompanying notes.

                        TV FILME, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (Unaudited)

                     For the six months ended June 30, 1996


                                 Commmon Stock     Additional
                              -------------------   Paid-In
                               Shares   Par Value   Capital   Deficit  Total
                              --------- ---------  ---------- -------  -------
                                (In thousands of U.S. dollars, except shares)

Balance at December 31, 1995  6,193,996    $62     $10,070    $(2,237) $ 7,895
Issuance of common stock
  and warrants                1,097,180     11       7,140        ---    7,151
Equity adjustment from
  restructuring                     ---    ---         ---         68       68
Net loss for the period             ---    ---         ---       (770)    (770)
                              ---------    ---     -------    -------  -------
Balance at June 30, 1996      7,291,176    $73     $17,210    $(2,939) $14,344
                              =========    ===     =======    =======  =======


                               See accompanying notes.

                           TV FILME, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (Unaudited)


                                                    Six Months Ended June 30,
                                                    -------------------------
                                                      1995             1996
                                                    --------         --------
                                                 (In thousands of U.S. dollars)
Cash flows from operating activities
Net loss                                            $(1,275)         $   (770)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation and amortization                       598             2,424
    Changes in assets and liabilities:
      Increase in accounts receivable                  (676)           (1,363)
      Increase in supplies                             (982)             (755)
      (Increase) decrease in other receivables          (72)               97
      Decrease (increase) in other assets                39              (182)
      Increase in accounts payable                    2,314                86
      Increase in payroll and other
        benefits payable                                649               423
      Increase in accrued liabilities and
        other payables                                   24               988
      Increase in deferred installation fees          2,004             2,150
                                                    -------          --------
Net cash provided by operating activities             2,623             3,098
                                                    -------          --------

Cash flows from investing activities
Acquisitions:
  Property, plant and equipment                      (6,803)          (10,530)
                                                    -------          --------
Net cash used in investing activities                (6,803)          (10,530)
                                                    -------          --------

Cash flows from financing activities
Issuance of common stock and warrants                   ---             7,151
Increase in payables to affiliates                      530               295
Decrease in receivables from affiliates               2,108               ---
                                                    -------          --------
Net cash provided by financing activities             2,638             7,446
                                                    -------          --------
Net (decrease) increase in cash and cash
  equivalents                                        (1,542)               14
Cash and cash equivalents at beginning of year        1,659                43
                                                    -------          --------
Cash and cash equivalents at end of period          $   117          $     57
                                                    =======          ========



                            See accompanying notes.

                        TV FILME, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1.  Summary of Significant Accounting Policies

    a.  Company Background

        In connection with an initial public offering of its Common Stock which was consummated on August 2, 1996 (the "Offering"), TV Filme, Inc. (the "Company") was formed in April 1996 to become the holding company of and successor to ITSA-Intercontinental Telecomunicacoes S.A. and its subsidiaries ("ITSA"). The transfer of ITSA to the Company has been accounted for in a manner similar to a pooling of interests. ITSA was formed in May 1994 as a holding company for and successor to TV Filme Servicos de Telecomunicacoes S.A. ("TVFSA"). The transfer of TVFSA to ITSA has been accounted for in a manner similar to a pooling of interests.

        In connection with the Offering, the Company entered into a Restructuring (the "Restructuring") pursuant to which, immediately prior to the Offering, all of the preferred stock of ITSA was converted into common stock of ITSA, based on the conversion rates at the date of issuance of the preferred stock. Each share of common stock of ITSA was exchanged for 1,844 shares of Common Stock of the Company. As all of the preferred stock of ITSA has been converted and there were no preferred dividends paid or due as a result of the conversion, all preferred and common stock issuances of the predecessor companies have been reflected as issuances of Common Stock of the Company. Prior to the consummation of the Offering and the Restructuring, TVFSA operated the Company's wireless cable system in Brasilia, and held the licenses to operate the Company's wireless cable systems in Brasilia, Goiania and Belem. ITSA owned substantially all of TVFSA, TV Filme Goiania Servicos de Telecomunicacoes Ltda. ("TV Filme Goiania") and TV Filme Belem Servicos de Telecomunicacoes Ltda. ("TV Filme Belem").

        Pursuant to the Restructuring, (i) 51% of the voting stock of TVFSA was transferred to an entity, all of which is owned by certain existing shareholders of ITSA who are Brazilian nationals, with ITSA retaining 49% of the voting stock and 83% of the economic interests in TVFSA; (ii) the operating assets of the wireless cable system of Brasilia were transferred from TVFSA to TV Filme Brasilia Servicos de Telecomunicacoes Ltda. ("TV Filme Brasilia"), which is substantially owned by ITSA; and (iii) TVFSA entered into various agreements with ITSA and its subsidiaries pursuant to which, among other things, TVFSA has authorized ITSA to operate the existing wireless cable systems under its current licenses. As a result of the Restructuring and the Offering, the Company owns 100% of ITSA, which holds 49% of the voting stock and 83% of the economic interests of TVFSA and 100% of TV Filme Brasilia, TV Filme Goiania and TV Filme Belem.

        Accordingly, the consolidated financial statements of the Company include ITSA and its subsidiaries on a historical basis since May 1994 as though they have been part of the Company for all periods presented. All significant intercompany transactions and balances have been eliminated in consolidation.

        The Company develops, owns and operates subscription television systems in mid-sized markets in Brazil. The Company has established wireless cable operating systems in the cities of Brasilia, Goiania and Belem.

    b.  Method of Presentation

        The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States in U.S. dollars. Amounts in Brazilian currency have been remeasured into U.S. dollars in accordance with the methodology set forth in Statement of Financial Accounting Standards No. 52 as its applies to entities operating in highly inflationary economies. Supplies, property, plant and equipment, intangibles and deferred installation fees and the related income statement accounts are remeasured at exchange rates in effect when the assets were acquired or the liabilities were incurred. All other assets and liabilities are remeasured at year end exchange rates, and all other income and expense items are remeasured at average exchange rates prevailing during the year. Remeasurement adjustments are included in exchange and translation gains (losses).

        In management's opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the first six months are not necessarily indicative of the results that may be expected for a full year.

    c.  Net income (loss) per share

        Net income (loss) per share is calculated using the weighted average number of shares of stock outstanding during the period together with the number of shares issuable upon the exercise of options and warrants issued during the twelve months prior to the filing of the Offering. The Company has not used the treasury stock method in computing the dilutive effect of the warrants.

2.  Related Party Transactions

        Substantially all programming is supplied by a subsidiary of Tevecap S.A. ("Tevecap"), a stockholder of the Company, pursuant to a programming contract. Amounts paid to such affiliate for the three and six months ended June 30, 1995 and 1996 were $280,397 and $401,472 and $1,390,000 and $2,546,028, respectively.

        Receivables in 1995 from Tevecap and Abril S.A. ("Abril"), the majority shareholder of Tevecap, bear interest at the Brazilian interbank rate ("CDI") then in effect plus 0.8%. The rate in effect during the periods ranged from 3.24% to 4.41% per month during 1995. Interest income from such affiliates was $271,924 for the six months ended June 30, 1995.

        Included in payables to affiliates at June 30, 1996 is a $400,000 payable to Abril which does not bear interest. Payments on this payable are required at the rate of $200,000 per year. Other payables to Tevecap bear interest at the CDI plus 0.8%, which ranged from 2.18% to 3.16% per month during the first six months of 1996. Interest expense paid to Tevecap was $421,709 for the six months ended June 30, 1996.

        The Company purchases equipment and supplies from vendors under irrevocable letters of credit. Abril and a subsidiary of Tevecap guarantee such obligations from time to time. Total issued and outstanding letters of credit at June 30, 1996 were $5,637,335. At June 30, 1996, issued and outstanding letters of credit secured by affiliates were $5,540,863. The maturity date of such letters of credit range from 30 days to 360 days.

3.  Subsequent Events

        Immediately prior to the consummation of the Offering, in connection with the Restructuring, the Company issued 3,962,756, 1,456,760, 254,472, 254,472 and 1,069,520 shares of Common Stock to Warburg, Pincus Investors, L.P. ("Warburg, Pincus"), Tevecap, Mr. Hermano Studart Lins de Albuquerque, Mr. Carlos Andre Studart Lins de Albuquerque and Mrs. Maria Nise Studart Lins de Albuquerque, respectively, with a value at the initial public offering price of $10.00 per share of $39,627,560, $14,567,600, $2,544,720, $2,544,720 and $10,695,200, respectively. Such shares were issued in exchange for all of their shares of common stock of ITSA, which have the same value as the shares of Common Stock received in the exchange.

        Immediately prior to the consummation of the Offering, in connection with the Restructuring, the Company issued warrants to purchase 567,952 shares of Common Stock to Warburg, Pincus, warrants to purchase 208,372 shares of Common Stock to Tevecap and warrants to purchase 18,440 shares of Common Stock to two other shareholders of the Company in exchange for all of their warrants to purchase shares of common stock of ITSA.

        On August 2 and 19, 1996, the Company sold 2,500,000 and 375,000 shares of its Common Stock, respectively, at $10.00 per share in the Offering. The net proceeds of the sales were approximately $25.2 million. A portion of the net proceeds were used to retire short term borrowings of approximately $3.5 million from Abril. The following table presents the effects on the Company's balance sheet of the Offering as of June 30, 1996 on a pro forma basis assuming the Offering had occurred at that date.

                                                         June 30, 1996
                                                       --------------------
                                                        Actual    Pro Forma
                                                       -------    ---------
                                                          (in thousands)
Cash and cash equivalents                              $    57    $25,295
                                                       =======    =======
Payables to affiliate - long-term                      $   200    $   200
Stockholders' equity:

   Preferred Stock, $.01 par value; 1,000,000
     shares authorized; no shares issued                    --         --
   Common Stock, $.01 par value; 50,000,000 shares
      authorized and 7,291,176 shares issued and
      outstanding; 10,166,176 shares issued and
      outstanding, as adjusted                              73        102
   Additional paid-in capital                           17,210     42,419
   Accumulated deficit                                  (2,939)    (2,939)
                                                       -------    -------
      Total stockholders' equity                        14,344     39,582
                                                       -------    -------
          Total capitalization                         $14,544    $39,782
                                                       =======    =======

        In connection with the Offering, the Board of Directors of the Company adopted and the stockholders of the Company approved the 1996 Stock Option Plan (the "Plan"). The Plan provides for the grant of stock options to officers, key employees, consultants and directors of the Company. The Plan is administered by the Compensation Committee and the total number of shares of Common Stock for which options may be granted pursuant to the Plan is 936,432, subject to certain adjustments reflecting changes in the Company's capitalization. Options to purchase 407,000 shares of Common Stock were granted upon the consummation of the Offering, 297,000 of which are exercisable at $10.00 per share, and 110,000 of which are exercisable at $11.00 per share, and which generally shall vest 20% per year for five years beginning on the first anniversary of consummation of the Offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Form 10-Q contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. The following discussion should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, included elsewhere in this Form 10-Q.

Results of Operations

        Although the Company's financial statements are presented pursuant to United States generally accepted accounting principles in U.S. dollars, the Company's transactions are consummated in both Reais and U.S. dollars. Inflation and devaluation in Brazil have had, and may continue to have, substantial effects on the Company's results of operations and financial condition. The Company does not seek to hedge currency risks in the financial markets or otherwise. See "--Inflation and Exchange Rates."

        As a result of the development of the Company's business and system launches during the periods presented, the period-to-period comparisons of the Company's results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

                                          Three Months          Six Months
                                          Ended June 30,      Ended June 30,
                                        ------------------  ------------------
                                          1995      1996      1995      1996
                                        --------  --------  --------  --------
                                             (In thousands of U.S. dollars,
                                              except share and other data)

Revenues                                $ 2,149   $ 6,781   $ 3,513   $12,633
                                        -------   -------   -------   -------
Operating costs and expenses:
  System operating                          644     1,833     1,057     3,416
  Selling, general and administrative     1,811     3,884     3,400     7,194
  Depreciation and amortization             362     1,326       598     2,424
                                        -------   -------   -------   -------
    Total operating costs and expenses    2,817     7,043     5,055    13,034
                                        -------   -------   -------   -------
    Operating loss                         (668)     (262)   (1,542)     (401)
Other income (expense):
  Interest expense                          ---       (48)      ---      (422)
  Interest and other income                  83         1       330        11
  Exchange and translation losses           (34)       (2)      (63)       42
                                        -------   -------   -------   -------
Net loss                                $  (619)  $  (311)  $(1,275)  $  (770)
                                        =======   =======   =======   =======
Net loss per share                      $ (0.08)  $ (0.04)  $ (0.16)  $ (0.10)
                                        =======   =======   =======   =======
Shares and share equivalents
  (in thousands)                          8,086     8,086     8,086     8,086
                                        =======   =======   =======   =======
Other Data:
  EBITDA(a)                             $  (306)  $ 1,064   $  (944)  $ 2,023
                                        =======   =======   =======   =======

Number of subscribers at end of period   19,009    59,036    19,009    59,036
                                        =======   =======   =======   =======
Number of operating systems at end
  of period                                   3         3         3         3
                                        =======   =======   =======   =======


_____________________
(a) EBITDA is defined as operating income (loss) plus depreciation, amortization and non-cash compensation. While EBITDA should not be construed as a substitute for operating income (loss) or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with United States GAAP, it is included herein to provide additional information regarding the ability of the Company to meet its capital expenditures, working capital requirements and any future debt service. EBITDA, however, is not necessarily a measure of the Company's ability to fund its cash needs, because it does not include capital expenditures, which the Company expects to continue to be significant.

        Revenues. The Company's revenues primarily consist of monthly fees paid by subscribers for the programming package, as well as installation fees recognized for the period. Revenues increased from approximately $2.1 million for the three months ended June 30, 1995 to approximately $6.8 million for the three months ended June 30, 1996 and increased from approximately $3.5 million for the six months ended June 30, 1995 to approximately $12.6 million for the six months ended June 30, 1996, primarily due to an aggregate increase of 32,048 and 34,490, respectively, in the average number of subscribers in the Brasilia, Goiania and Belem operating systems. Average monthly revenue per subscriber was $39.71 and $40.08, respectively, for the three and six months ended June 30, 1996.

        System Operating Expenses. System operating expenses include programming costs, a portion of costs of compensation and benefits for the Company's employees, vehicle rental costs, transmitter site rentals, repair and maintenance expenditures and service call costs. System operating expenses increased from approximately $0.6 million for the three months ended June 30, 1995 to approximately $1.8 million for the three months ended June 30, 1996 and increased from approximately $1.1 million for the six months ended June 30, 1995 to approximately $3.4 million for the six months ended June 30, 1996, primarily due to an increase in programming expenses of approximately $1.1 million and approximately $2.1 million, respectively, and an increase in compensation and benefits of approximately $0.1 million and approximately $0.2 million, respectively, primarily to employees in the customer service and engineering departments. During the three and six months ended June 30, 1996, programming expenses were affected by the increase in the number of subscribers over the periods, since programming expenses are charged on a per subscriber basis.

        Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased from approximately $1.8 million for the three months ended June 30, 1995 to approximately $3.9 million for the three months ended June 30, 1996, but as a percentage of revenues decreased to approximately 57.3%. SG&A increased from approximately $3.4 million for the six months ended June 30, 1995 to approximately $7.2 million for the six months ended June 30, 1996, but as a percentage of revenues decreased to approximately 57.0%. The Company believes that as revenues rise, SG&A, as a percentage of revenues, should generally decrease in the future. Compensation and benefits increased by approximately $0.8 million from the three months ended June 30, 1995 to the three months ended June 30, 1996 and increased by approximately $1.8 million from the six months ended June 30, 1995 to the six months ended June 30, 1996, primarily due to additions to management, additional employees in the sales department and more commissions paid to sales employees. The Company added employees primarily in the sales department, to service the Company's expanded subscriber base and growth, including the expansion into the Goiania and Belem markets. Advertising expenses increased by approximately $0.2 million from the three months ended June 30, 1995 to the three months ended June 30, 1996 and increased by approximately $0.4 million from the six months ended June 30, 1995 to the six months ended June 30, 1996.

        Depreciation and Amortization. Depreciation and amortization expenses consist primarily of depreciation of decoder boxes, headend facilities and installation costs. Since inception, the Company's direct costs of obtaining subscribers generally have exceeded installation revenue. These costs are capitalized and depreciated over a five year period. Depreciation and amortization expense increased from approximately $0.4 million for the three months ended June 30, 1995 to approximately $1.3 million for the three months ended June 30, 1996 and increased from approximately $0.6 million for the six months ended June 30, 1995 to approximately $2.4 million for the six months ended June 30, 1996, primarily due to increases in the number of installed subscribers in each of the Company's three operating systems.

        Operating Loss. For the three and six month periods ended June 30, 1996, the Company generated an operating loss of approximately $0.3 million and approximately $0.4 million, respectively, primarily due to increases in expenses in connection with the development of the Company's business, as explained above. The Company may continue to generate operating losses as it expands its existing systems and develops additional systems.

        Other Income (Expense). Interest expense increased from the three and six month periods ended June 30, 1995 to the three and six month periods ended June 30, 1996 as a result of short-term borrowings from Abril and certain of its affiliates in the first quarter of 1996 at an interest rate of the Brazilian interbank rate plus 0.8%, which ranged from 2.18% to 3.16% per month during the first six months of 1996.

        Exchange and translation losses have arisen primarily as a result of short-term investments and borrowings denominated in Reais, and to a lesser extent from the translation of financial statements from Reais to U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, with the U.S. dollar as the functional currency. These amounts can fluctuate significantly as a result of changes in the exchange rate of the Real relative to the U.S. dollar. Such loss was insignificant during the first three and six months ended June 30, 1996.

        Income Taxes. The Company did not have taxable income during the six-month period ended June 30, 1996 and expects to generate losses for the foreseeable future. Effective January 1, 1996, Brazilian effective tax rates declined from approximately 48% to approximately 30.5%.

        Net Loss. As explained above, net loss in the periods presented is primarily attributable to the expenses incurred in connection with the development of the Company's business.

Liquidity and Capital Resources

        The subscription television business is a capital intensive business. The Company made capital expenditures of approximately $10.5 million in the six months ended June 30, 1996. Such capital expenditures were financed principally through vendor financings, loans from affiliates and equity offerings. In the past, working capital requirements have been primarily met by (i) vendor financing which require payment within 360 days of shipment, some of which has been supported by irrevocable letters of credit guaranteed by Abril (the majority shareholder of Tevecap, a shareholder of the Company) and certain of its affiliates and (ii) borrowings from Abril and certain of its affiliates. As of June 30, 1996, the Company had approximately $2.2 million of outstanding borrowings from Abril and certain of its affiliates. Such amount was repaid in its entirety with a portion of the net proceeds from the Offering. As a result of the Offering, the Company does not expect to continue borrowing from Abril or its affiliates.

        As of June 30, 1996, approximately $5.6 million was outstanding under letters of credit with maturities ranging from 30 days to 360 days, of which approximately $5.5 million was guaranteed by affiliates. As of June 30, 1996, the Company had a $5.0 million line of credit with a commercial bank, of which approximately $4.1 million was available on such date. The Company currently believes that lines of credit, additional vendor financing and other credit facilities are available on acceptable terms. The Company had negative working capital at June 30, 1996 in the amount of $6.2 million. Net cash provided by operating activities for the six months ended June 30, 1996 was approximately $3.1 million.

        For the second half of 1996, the Company anticipates that its aggregate capital expenditures in its existing operating markets will be approximately $11 million, comprised primarily of subscriber installation equipment. The Company believes that the proceeds of the Offering, together with internally generated funds and vendor financing, will be sufficient to fund its cash requirements and anticipated capital expenditures in its existing operating markets for at least the next 12 months. In the longer term, the Company's liquidity needs are subject to a variety of factors, including launching or acquiring new systems, increasing existing channel offerings, implementing alternative technologies and offering additional communications services. Accordingly, there can be no assurance that the Company will be able to meet its liquidity needs in the longer term.

        In  addition to  expanding  its  subscriber  base in  its  existing systems, the Company is seeking to launch additional systems, and applications have been made for the Company to operate wireless cable systems in an additional 19 markets. Based on current market and operating conditions, the Company estimates that the cost of launching any additional operating system after the granting of a new license would range from approximately $5.0 million to $8.0 million, including construction of a headend facility, subscriber-related capital costs and funding initial development costs and operating losses, depending on factors particular to each such market. The Company also from time to time may selectively pursue the acquisition of existing subscription television systems, although it currently has no understanding, commitment or agreement with respect to any such acquisitions. In addition, applications have been made to expand the licenses in Brasilia, Goiania and Belem by adding 15 additional channels in each market. Finally, the Company may implement alternative technologies in the future. If such new systems are launched, acquisitions are consummated, existing channel offerings are increased or alternative technologies are implemented, substantial additional funds may be required. The Company intends to fund such future cash requirements through the issuance of additional debt and/or equity capital, joint ventures or other arrangements. There can be no assurance that the Company will be able to obtain such debt or equity capital on satisfactory terms, or at all, to meet its future financing needs.

Inflation and Exchange Rates

        Inflation and exchange rate variations have had, and may continue to have, substantial effects on the Company's results of operations and financial condition. In periods of inflation, many of the Company's expenses will tend to increase. Generally, in periods of inflation, a company is able to raise its prices to offset the rise in its expenses and may set its prices without government regulation. However, under Brazilian law designed to reduce inflation, the rates which the Company may charge to a particular subscriber may not be increased until the next anniversary of the subscriber's initial subscription date. Thus, the Company is less able to offset expense increases with revenue increases. Accordingly, inflation may have a material adverse effect on the Company's results of operations and financial condition.

        Generally, the effects of inflation in Brazil have been offset in part by devaluation of the Brazilian currency relative to the U.S. dollar. Devaluation of the Real may also have an adverse effect on the Company. The Company collects substantially all of its revenues in Reais, but pays certain of its expenses, including a significant portion of its equipment costs and a portion of its programming costs, in U.S. dollars. To the extent the Real depreciates at a rate greater than the rate at which the Company raises prices, the value of the Company's revenues (as expressed in U.S. dollars) may be adversely affected. This effect on the Company's revenues may negatively impact the Company's ability to fund U.S. dollar-based expenditures. The Company does not currently seek to hedge exchange rate risks in the financial markets or otherwise, as it believes that the costs of such hedging outweigh the related risks. Accordingly, devaluation of the Real may have a material adverse effect on the Company's results of operations and financial condition.

                         PART II - OTHER INFORMATION
                         ---------------------------

Item 1.  Legal Proceedings.
         -----------------

         None.

Item 2.  Changes in Securities.
         ---------------------

         None

Item 3.  Default Upon Senior Securities.
         ------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security-Holders.
         ---------------------------------------------------

         None

Item 5.  Other Information.
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)  Exhibit
              -------

         27.  Financial Data Schedule

         (b)  Reports on Form 8-K
              -------------------

         No reports of Form 8-K were filed by the Company during the quarter ended June 30, 1996.

                              SIGNATURES
                              ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  September 12, 1996


                                  TV FILME, INC.
                                  -----------------------------------------
                                    (Registrant)



                                  /s/ Hermano Studart Lins de Albuquerque
                                  -----------------------------------------
                                  Hermano Studart Lins de Albuquerque
                                  Chief Executive Officer (Principal
                                  Executive Officer)



                                  /s/ Alvaro J. Aquirre
                                  -----------------------------------------
                                  Alvaro J. Aquirre
                                  Chief Financial Officer (Principal
                                  Financial and Accounting Officer)

                                Exhibit Index
                                -------------



                                                           Sequentially
No.                      Description                      Numbered Pages
- ---                      -----------                      --------------

27.                      Financial Data Schedule
