Form 10-Q
period 1996-09-30
TV FILME INC
filed 1996-11-14
CIK 1013608

=====================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ________________

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

                                            OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ______________

                                 TV FILME, INC.
             (Exact name of Registrant as Specified in its Charter)

                        COMMISSION FILE NUMBER : 0-28670

                  DELAWARE                              98-0160214
(State or Other Jurisdiction               (I.R.S. Employer Identification No.)
 of Incorporation or Organization)

                C/O ITSA-INTERCONTINENTAL TELECOMUNICACOES LTDA.
                               SCS, QUADRA 07-B1.A
                               ED. EXECUTIVE TOWER
                                    SALA 601
                             70.300-911 BRASILIA-DF
                                     BRAZIL
          (Address, Including Zip Code, of Principal Executive Offices)

                               011-55-61-314-9908
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                  CLASS                                OUTSTANDING
                  -----                                -----------

         Common Stock, par value $.01                  10,166,176 shares
         per share.                                    as of November 11, 1996.

===============================================================================

                                 TV FILME, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                          PAGE NO.
------------------------------

ITEM 1.     Financial Statements

            Consolidated Balance Sheets as of December 31, 1995
            and September 30, 1996 (Unaudited).....................        2

            Consolidated Statements of Operations for the Three
            and Nine Months Ended September 30, 1995 (Unaudited)
            and the Three and Nine Months Ended September 30,
            1996 (Unaudited) ......................................        3

            Consolidated Statement of Changes in Stockholders'
            Equity at September 30, 1996 (Unaudited) ..............        4

            Consolidated Statements of Cash Flows for the Nine
            Months Ended September 30, 1995 (Unaudited) and
            the Nine Months Ended September 30, 1996 (Unaudited) ..        5

            Notes to Consolidated Financial Statements
            (Unaudited) ...........................................        6

ITEM 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations ...................        9


PART II.  OTHER INFORMATION
---------------------------

ITEM 1.     Legal Proceedings .....................................       13

ITEM 2.     Changes in Securities .................................       13

ITEM 3.     Default Upon Senior Securities ........................       13

ITEM 4.     Submission of Matters to a Vote of Security-Holders ...       13

ITEM 5.     Other Information .....................................       13

ITEM 6.     Exhibits and Reports on Form 8-K ......................       13

SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                         TV FILME, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    DECEMBER    SEPTEMBER
                                                    31, 1995     30, 1996
                                                    --------    ---------
                                                               (UNAUDITED)
                                                 (IN THOUSANDS OF U.S. DOLLARS)
ASSETS
Current assets:
  Cash and cash equivalents .................       $     43    $ 19,618
  Accounts receivable, net ..................          1,781       3,378
  Supplies ..................................          1,632       2,983
  Prepaids and other current assets .........            497         824
                                                    --------    --------
    Total current assets ....................          3,953      26,803
Property, plant and equipment, net ..........         18,870      32,423
Other assets ................................            860       1,043
                                                    --------    --------
    Total assets ............................       $ 23,683    $ 60,269
                                                    ========    ========



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..........................       $  6,876    $  8,752
  Short-term debt ...........................           --         1,322
  Payroll and other benefits payable ........          1,283       2,056
  Accrued liabilities and other taxes
  payable ...................................            161         968
  Payables to affiliates -- current .........          1,863         200
                                                    --------    --------
       Total current liabilities ............         10,183      13,298
Payables to affiliates -- long term .........            400         200
Deferred installation fees ..................          5,205       8,132
Stockholders' equity:
    Preferred stock, $.01 par value,
    1,000,000 shares authorized, no
    shares issued ...........................            --          --
    Common stock, $.01 par value,
    50,000,000 shares authorized,
    6,193,996 and 10,166,176 shares
    issued and outstanding ..................             62         102
    Additional paid-in capital ..............         10,070      41,553
    Accumulated deficit .....................         (2,237)     (3,016)
                                                    --------    --------
       Total stockholders' equity ...........          7,895      38,639
                                                    --------    --------
       Total liabilities and stockholders'
       equity ...............................       $ 23,683    $ 60,269
                                                    ========    ========











                             See accompanying notes.

                         TV FILME, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)




                                                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                       SEPTEMBER 30,
                                                                     -------------------------           --------------------------
                                                                       1995             1996               1995              1996
                                                                     --------         --------           --------          --------
                                                                     (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AND SHARE DATA)


Revenues ...................................................         $  3,222          $  8,654          $  6,735          $ 21,287
Operating costs and expenses:
   System operating--Note 2 ................................              732             2,676             1,789             6,092
   Selling, general and administrative .....................            2,415             4,421             5,815            11,615
   Depreciation and amortization ...........................              598             1,572             1,196             3,996
                                                                     --------          --------          --------          --------
      Total operating costs and expenses ...................            3,745             8,669             8,800            21,703
                                                                     --------          --------          --------          --------
      Operating loss .......................................             (523)              (15)           (2,065)             (416)
Other income (expense):
   Interest income (expense), net--Note 2 ..................                8               115               338              (307)
   Other expense--Note 2 ...................................             --                 (34)             --                 (23)
   Exchange and translation losses .........................              (17)             (143)              (80)             (101)
                                                                     --------          --------          --------          --------
Net loss ...................................................         $   (532)         $    (77)         $ (1,807)         $   (847)
                                                                     ========          ========          ========          ========
Net loss per share .........................................         $  (0.07)         $  (0.01)         $  (0.22)         $  (0.10)
                                                                     ========          ========          ========          ========
Weighted average number of common stock
  and common stock equivalents
  outstanding ..............................................            8,086             9,868             8,086             8,680
                                                                     ========          ========          ========          ========
























                             See accompanying notes.

                         TV FILME, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996




                                                             COMMON STOCK             Additional
                                                         -----------------------       Paid-in         Accumulated
                                                         SHARES        PAR VALUE       Capital           Deficit         Total
                                                         ------        ---------       ----------        -------         -----
                                                                     (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARES)



BALANCE AT DECEMBER 31, 1995 .....................       6,193,996      $       62      $   10,070      $   (2,237)      $    7,895
Issuance of common stock and warrants ............       1,097,180              11           7,140            --              7,151
Initial public offering of common
  stock, net of costs ............................       2,875,000              29          24,343            --             24,372
Equity adjustment from restructuring .............            --              --              --                68               68
Net loss for the period ..........................            --              --              --              (847)            (847)
                                                        ----------      ----------      ----------      ----------       ----------
BALANCE AT SEPTEMBER 30, 1996 ....................      10,166,176      $      102      $   41,553      $   (3,016)      $   38,639
                                                        ==========      ==========      ==========      ==========       ==========











































                             See accompanying notes.

                         TV FILME, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                          NINE MONTHS
                                                      ENDED SEPTEMBER 30,
                                                      1995            1996
                                                      ------         -----
                                                 (IN THOUSANDS OF U.S. DOLLARS)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ......................................      $ (1,807)     $   (847)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Depreciation and amortization ...............         1,196         3,996
  Non-cash compensation .......................           312           --
  Increase in deferred installation fees ......         2,773         2,927
Changes in operating assets and liabilities:
  Increase in accounts receivable .............          (799)       (1,597)
  Increase in supplies ........................          (962)       (1,351)
  Increase in prepaids and other current
    assets ....................................           (89)         (327)
  Decrease (increase) in other assets .........             9          (183)
  Increase in accounts payable ................         3,666         1,876
  Increase in payroll and other benefits
    payable ...................................           920           773
  Increase in accrued liabilities and
    other taxes payable .......................           213           807
                                                     --------      --------
Net cash provided by operating activities .....         5,432         6,074
                                                     --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions:
     Property, plant and equipment ............       (10,866)      (17,481)
                                                     --------      --------
Net cash used in investing activities .........       (10,866)      (17,481)
                                                     --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in short-term debt ..............          --           1,322
     Proceeds from initial public offering,
         net of costs .........................          --          24,372
     Issuance of common stock and warrants ....         3,300         7,151
     Decrease in payables to affiliates .......          (200)       (1,863)
     Decrease in receivables from affiliates ..           764           --
                                                     --------      --------
Net cash provided by financing activities .....         3,864        30,982
                                                     --------      --------
Net change in cash and cash equivalents .......        (1,570)       19,575
Cash and cash equivalents at beginning
  of period ...................................         1,659            43
                                                     --------      --------
Cash and cash equivalents at end of period ....      $     89      $ 19,618
                                                     ========      ========













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

                         TV FILME, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)



         B.       METHOD OF PRESENTATION

                  The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States in U.S. dollars. Amounts in Brazilian currency have been remeasured into U.S. dollars in accordance with the methodology set forth in Statement of Financial Accounting Standards No. 52 as its applies to entities operating in highly inflationary economies. Supplies, property, plant and equipment, intangibles and deferred installation fees and the related income statement accounts are remeasured at exchange rates in effect when the assets were acquired or the liabilities were incurred. All other assets and liabilities are remeasured at year end exchange rates, and all other income and expense items are remeasured at average exchange rates prevailing during the year. Remeasurement adjustments are included in exchange and translation losses.

                  In management's opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the first nine months are not necessarily indicative of the results that may be expected for a full year.

         C.       NET LOSS PER SHARE

                  Net loss per share is calculated using the weighted average number of shares of stock outstanding during the period together with the number of shares issuable upon the exercise of options and warrants issued during the twelve months prior to the filing of the Offering. The computation of fully diluted pro forma net loss per share of common stock was antidilutive; therefore, the amounts reported for primary and fully diluted loss per share are the same.

2.       RELATED PARTY TRANSACTIONS

                  Substantially all programming is supplied by a subsidiary of Tevecap S.A. ("Tevecap"), a stockholder of the Company, pursuant to a programming contract. Amounts paid to such affiliate for the three and nine months ended September 30, 1995 and 1996 were $363,000 and $764,000 and $1,922,000 and $4,468,000, respectively.

                  Receivables in 1995 from Tevecap and Abril S.A. ("Abril"), the majority shareholder of Tevecap, bear interest at the Brazilian interbank rate ("CDI") then in effect plus 0.8%. The rate in effect during the periods ranged from 3.24% to 4.41% per month during 1995. Interest income from such affiliates was $339,000 for the nine months ended September 30, 1995.

     Included in payables to affiliates at September 30, 1996 is a $400,000 payable to Abril which does not bear interest. Payments on this payable are required at the rate of $200,000 per year. Other payables to Tevecap bear interest at the CDI plus 0.8%, which ranged from 2.18% to 3.36% per month during the first nine months of 1996; these payables were paid in full during the three months ended September 30, 1996. Interest expense paid to Tevecap was $476,000 for the nine months ended September 30, 1996 compared to $23,000 for the nine months ended September 30, 1995.

                         TV FILME, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)



                  The Company purchases equipment and supplies from vendors under irrevocable letters of credit. Abril and a subsidiary of Tevecap guarantee such obligations from time to time. Total issued and outstanding letters of credit at September 30, 1996 were $7,524,000. At September 30, 1996, issued and outstanding letters of credit secured by affiliates were $4,732,000. Of this amount, $1,322,000 is classified as short-term debt. The maturity date of such letters of credit range from 30 days to 360 days.

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

3.       STOCK OPTION PLAN

     In connection with the Offering, the Board of Directors of the Company adopted and the stockholders of the Company approved the 1996 Stock Option Plan (the "Plan"). The Plan provides for the grant of stock options to officers, key employees, consultants and directors of the Company. The Plan is administered by the Compensation Committee and the total number of shares of Common Stock for which options may be granted pursuant to the Plan is 936,432, subject to certain adjustments reflecting changes in the Company's capitalization. The Plan allows the granting of incentive stock options, which may not have an exercise price below the greater of par value or the market value on the date of grant, and non-qualified stock options, which have no restrictions as to exercise price other than the exercise price cannot be below par value. All options must be exercised no later than 10 years from the date of grant. Options to purchase 407,000 shares of Common Stock were granted upon the consummation of the Offering, 297,000 of which are exercisable at $10.00 per share, and 110,000 of which are exercisable at $11.00 per share, and which generally vest 20% per year for five years beginning on the first anniversary of consummation of the Offering.

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


                                                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                       SEPTEMBER 30,
                                                                     --------------------------         --------------------------
                                                                       1995              1996              1995              1996
                                                                     --------          --------         ---------          --------
                                                                      (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND OTHER DATA)


Revenues ...................................................         $  3,222          $  8,654          $  6,735          $ 21,287
                                                                     --------          --------          --------          --------
Operating costs and expenses:
         System operating ..................................              732             2,676             1,789             6,092
         Selling, general and administrative ...............            2,415             4,421             5,815            11,615
         Depreciation and amortization .....................              598             1,572             1,196             3,996
                                                                     --------          --------          --------          --------
         Total operating costs and expenses ................            3,745             8,669             8,800            21,703
                                                                     --------          --------          --------          --------
                  Operating loss ...........................             (523)              (15)           (2,065)             (416)
Other income (expense):
         Interest income (expense), net ....................                8               115               338              (307)
         Other expense .....................................             --                 (34)             --                 (23)
         Exchange and translation losses ...................              (17)             (143)              (80)             (101)
                                                                     --------          --------          --------          --------
Net loss ...................................................         $   (532)         $    (77)         $ (1,807)         $   (847)
                                                                     ========          ========          ========          ========
Net loss per share .........................................         $  (0.07)         $  (0.01)         $  (0.22)         $  (0.10)
                                                                     ========          ========          ========          ========
Weighted average number of common
  stock and common stock equivalents
  outstanding ..............................................            8,086             9,868             8,086             8,680
                                                                     ========          ========          ========          ========
Other Data:
         EBITDA(a) .........................................         $    388          $  1,557          $   (556)         $  3,580
                                                                     ========          ========          ========          ========
           Number of subscribers at
            end of period ..................................           27,024            70,591            27,024            70,591
                                                                     ========          ========          ========          ========

---------------
(a) EBITDA is defined as operating income (loss) plus depreciation, amortization and non-cash compensation. While EBITDA should not be construed as a substitute for operating income (loss) or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with United States GAAP, it is included herein to provide additional information regarding the ability of the Company to meet its capital expenditures, working capital requirements and any future debt service. EBITDA, however, is not necessarily a measure of the Company's ability to fund its cash needs, because it does not include capital expenditures, which the Company expects to continue to be significant.

     REVENUES. The Company's revenues primarily consist of monthly fees paid by subscribers for the programming package, as well as installation fees recognized for the period. Revenues increased from approximately $3.2 million for the three months ended September 30, 1995 to approximately $8.7 million for the three months ended September 30, 1996 and increased from approximately $6.7 million for the nine months ended September 30, 1995 to approximately $21.0 million for the nine months ended September 30, 1996, primarily due to an aggregate increase of 41,797 and 36,260, respectively, in the average number of subscribers in the Company's operating systems. Average monthly revenue per subscriber was $39.12 and $39.76, respectively, for the three and nine months ended September 30, 1996 compared to $40.41 and $39.70, respectively, for the three and nine months ended September 30, 1995.

         SYSTEM   OPERATING   EXPENSES.   System   operating   expenses  include
programming costs, a portion of costs of compensation and benefits for the Company's employees, vehicle rental costs, transmitter site rentals, repair and maintenance expenditures and service call costs. System operating expenses increased from approximately $0.7 million for the three months ended September 30, 1995 to approximately $2.7 million for the three months ended September 30, 1996 and increased from approximately $1.8 million for the nine months ended September 30, 1995 to approximately $6.1 million for the nine months ended September 30, 1996, primarily due to an increase in programming expenses of approximately $1.7 million and approximately $3.9 million, respectively, and an increase in compensation and benefits of approximately $0.1 million and approximately $0.3 million, respectively, primarily to employees in the customer service and engineering departments. During the three and nine months ended September 30, 1996, programming expenses were affected by the increase in the number of subscribers over the periods, since programming expenses are charged on a per subscriber basis.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased from approximately $2.4 million for the three months ended September 30, 1995 to approximately $4.4 million for the three months ended September 30, 1996, but as a percentage of revenues decreased to approximately 51.1% from 75.0%. SG&A increased from approximately $5.8 million for the nine months ended September 30, 1995 to approximately $11.6 million for the nine months ended September 30, 1996, but as a percentage of revenues decreased to approximately 54.6% from 86.3%. Compensation and benefits increased by approximately $0.7 million from the three months ended September 30, 1995 to the three months ended September 30, 1996 and increased by approximately $2.5 million from the nine months ended September 30, 1995 to the nine months ended September 30, 1996, primarily due to additions to management, additional employees in the sales department and more commissions paid to sales employees. The Company added employees primarily in the sales department, to service the Company's expanded subscriber base and growth, including the expansion into the Goiania and Belem markets. Advertising expenses increased by approximately $0.3 million from the three months ended September 30, 1995 to the three months ended September 30, 1996 and increased by approximately $0.7 million from the nine months ended September 30, 1995 to the nine months ended September 30, 1996.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses consist primarily of depreciation of decoder boxes, headend facilities and capitalized installation costs. Since inception, the Company's direct costs of obtaining subscribers generally have exceeded installation revenue. These costs are capitalized and depreciated over a five year period. Depreciation and amortization expense increased from approximately $0.6 million for the three months ended September 30, 1995 to approximately $1.6 million for the three months ended September 30, 1996 and increased from approximately $1.2 million for the nine months ended September 30, 1995 to approximately $4.0 million for the nine months ended September 30, 1996, primarily due to increases in the number of installed subscribers in each of the Company's three operating systems.

     OPERATING LOSS. For the three and nine month periods ended September 30, 1996, the Company generated an operating loss of approximately $0.02 million and approximately $0.4 million, respectively, primarily due to expenses in connection with the development of the Company's business, as explained above. The Company may continue to generate operating losses as it expands its existing systems and develops additional systems.

     OTHER INCOME (EXPENSE), NET. Interest income (expense), net increased by approximately $0.01 million for the three months ended September 30, 1996 from the three months ended September 30, 1995 as a result of higher interest expense associated with short-term borrowings from Abril and certain of its affiliates, offset by interest income derived from the investment of the net proceeds of the Offering. Interest income (expense), net increased by approximately $(0.5) million from the nine month period ended September 30, 1995 to the nine month period ended September 30, 1996 as a result of short-term borrowings from Abril and certain of its affiliates and lower-interest income derived from investments.


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

         INCOME TAXES. The Company did not have taxable income during the nine-month period ended September 30, 1996 and expects to generate losses for the foreseeable future. Effective January 1, 1996, Brazilian effective tax rates declined from approximately 48% to approximately 30.5%.

     NET  LOSS.  As  explained  above,  net  loss in the  periods  presented  is
primarily   attributable  to  the  expenses  incurred  in  connection  with  the development of the Company's business.

LIQUIDITY AND CAPITAL RESOURCES

     The subscription television business is a capital intensive business. The Company made capital expenditures of approximately $17.5 million in the nine months ended September 30, 1996. Such capital expenditures were financed principally through vendor financings, loans from affiliates and equity offerings. In the past, working capital requirements have been primarily met by
(i) vendor financing which generally require payment within 360 days of shipment, some of which has been supported by irrevocable letters of credit guaranteed by Abril (the majority shareholder of Tevecap, a shareholder of the Company) and certain of its affiliates and (ii) borrowings from Abril and certain of its affiliates. As of September 30, 1996, the Company had repaid working capital borrowings from Abril and certain of its affiliates in their entirety with a portion of the net proceeds from the Offering. As a result of the Offering, the Company does not expect to continue borrowing from Abril or its affiliates. As of September 30, 1996, the Company has a payable to Abril of $400,000 in connection with the Company's purchase of the Belem and Goiania licenses from Abril. Such amount is due in two installments in February 1997 and 1998.

     As of September 30, 1996, approximately $7.5 million was outstanding under letters of credit with maturities ranging from 30 days to 360 days, of which approximately $4.7 million was guaranteed by affiliates. As of September 30, 1996, the Company had a $5.0 million line of credit with a commercial bank, of which approximately $2.0 million was available on such date. The Company currently believes that lines of credit, additional vendor financing and other credit facilities are available on acceptable terms. As a result of the Offering, the Company had positive working capital at September 30, 1996 in the amount of $13.6 million. Net cash provided by operating activities for the nine months ended September 30, 1996 was approximately $6.0 million.

     For the last quarter of 1996, the Company anticipates that its aggregate capital expenditures in its existing operating markets will be approximately $9 million, comprised primarily of subscriber installation equipment. The Company believes that the proceeds of the Offering, together with internally generated funds and vendor financing, will be sufficient to fund its cash requirements and anticipated capital expenditures in its existing operating markets for at least the next 12 months. In the longer term, the Company's liquidity needs are subject to a variety of factors, including launching or acquiring new systems, increasing existing channel offerings, implementing alternative technologies and offering additional communications services. Accordingly, there can be no assurance that the Company will be able to meet its liquidity needs in the longer term.

         In addition to expanding its subscriber base in its existing systems, the Company is seeking to launch additional systems, and applications have been made for the Company to operate wireless cable systems in an additional 19 markets. Based on current market and operating conditions, the Company estimates that the cost of launching any additional operating system after the granting of a new license could be up to approximately $12 million, including construction of a headend facility, subscriber-related capital costs and funding initial development costs and operating losses, depending on factors particular to each such market. The Company also from time to time may selectively pursue the acquisition of existing subscription television systems, although it currently has no understanding, commitment or agreement with respect to any such acquisitions. In addition, the Company has requested from the Ministry of Communications the right to transmit 15 additional channels in each of its markets as permitted under recently promulgated wireless cable regulations. Finally, the Company may implement alternative transmission technologies in the future. If such new systems are launched, acquisitions are consummated, existing channel offerings are increased or alternative technologies are implemented, substantial additional funds may be required. The Company intends to fund such future cash requirements through the issuance of debt and/or additional equity capital, joint ventures or other arrangements. There can be no assurance that the Company will be able to obtain such debt or equity capital on satisfactory terms, or at all, to meet its future financing needs.

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

                           PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.

          None.

Item 2.   CHANGES IN SECURITIES.

          None

Item 3.   DEFAULT UPON SENIOR SECURITIES.

          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

          None

Item 5.   OTHER INFORMATION.

          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)     EXHIBITS

          27.     Financial Data Schedule


          (b)     REPORTS ON FORM 8-K

          No reports of Form 8-K were filed by the Company during the quarter ended September 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:  November 14, 1996


                                   TV FILME, INC.
                                   --------------------------------------------
                                    (Registrant)



                                   /S/ HERMANO STUDART LINS DE ALBUQUERQUE
                                   --------------------------------------------
                                   Hermano Studart Lins de Albuquerque
                                   Chief Executive Officer (Principal Executive
                                   Officer)



                                   /S/ ALVARO J. AQUIRRE
                                   --------------------------------------------
                                   Alvaro J. Aquirre
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer)

                                  EXHIBIT INDEX



                                                                 SEQUENTIALLY
NO.                               DESCRIPTION                   NUMBERED PAGES
---                               -----------                   --------------

27.                               Financial Data Schedule