Form 10-K
period 1996-12-31
TV FILME INC
filed 1997-03-31
CIK 1013608

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               _________________

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
         |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

         |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934
                      FOR THE TRANSITION PERIOD FROM     TO

                       COMMISSION FILE NUMBER : 0-28670

                                TV FILME, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                  98-0160214
(STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


              C/O ITSA - INTERCONTINENTAL TELECOMUNICACOES LTDA.
                             SCS, QUADRA 07-B1.A
                        ED. EXECUTIVE TOWER, SALA 601
                           70.300-911 BRASILIA - DF
                                    BRAZIL
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)


    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 011-55-61-314-9908

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     NONE
         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                   COMMON STOCK, PAR VALUE $0.01 PER SHARE

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. [X] YES [ ] NO

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K [X].

    THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 25, 1997 WAS APPROXIMATELY $41,186,548.

    AS OF MARCH 24, 1997, 10,166,176 SHARES OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, WERE OUTSTANDING.

    DOCUMENTS INCORPORATED BY REFERENCE. THE INFORMATION CALLED FOR BY PART III IS INCORPORATED BY REFERENCE TO THE DEFINITIVE PROXY STATEMENT FOR THE COMPANY'S 1997 ANNUAL MEETING OF STOCKHOLDERS, WHICH WILL BE FILED ON OR BEFORE APRIL 30, 1997.

================================================================================

                               TABLE OF CONTENTS
                                                                          PAGE

PART I.....................................................................  1

    ITEM 1. BUSINESS.......................................................  1
      Background...........................................................  1
      Company Overview.....................................................  1
      Brazilian Pay Television Industry....................................  2
      Operating Systems and the Company's Markets..........................  3
      Application Markets..................................................  5
      Programming..........................................................  5
      Operations...........................................................  7
      Employees............................................................  7
      Facilities and Equipment.............................................  7
      Competition..........................................................  8
      Regulatory Environment...............................................  8

    ITEM 2. PROPERTIES..................................................... 11

    ITEM 3. LEGAL PROCEEDINGS.............................................. 11

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............ 11

PART II.................................................................... 12

    ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS............................................ 12

    ITEM 6. SELECTED FINANCIAL DATA........................................ 12

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS............................ 14

    ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................... 24

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE............................ 36

PART III................................................................... 37

    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............ 37

    ITEM 11. EXECUTIVE COMPENSATION........................................ 37

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT. ...................................................37

    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............... 37

PART IV.................................................................... 37

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K....................................................37

           CAUTIONARY STATEMENT REGARDING FORWARD--LOOKING STATEMENTS


    STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K THAT ARE NOT PURELY HISTORICAL ARE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, HOPES, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. FORWARD LOOKING STATEMENTS INCLUDE: STATEMENTS REGARDING THE COMPANY'S EXPANSION PLANS, THE IMPACT OF COMPETITION AND REGULATORY REFORM, THE START-UP OF CERTAIN OPERATIONS AND TRENDS AFFECTING THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS. ALL FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY (AS HEREINAFTER DEFINED) AS OF THE DATE THIS REPORT IS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE FACTORS SET FORTH IN "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S FUTURE RESULTS."


                                    PART I

ITEM 1.   BUSINESS.

      Unless the context otherwise requires, reference to (i) "TV Filme" means TV Filme, Inc., a Delaware corporation, (ii) "ITSA" means ITSA-Intercontinental Telecomunicacoes Ltda., and (iii) the "Company" means TV Filme, its consolidated subsidiaries, which include ITSA, TV Filme Goiania Servicos de Telecomunicacoes Ltda. ("TV Filme Goiania"), TV Filme Belem Servicos de Telecomunicacoes Ltda. ("TV Filme Belem"), TV Filme Brasilia Servicos de Telecomunicacoes Ltda. ("TV Filme Brasilia") and their predecessors and successors. References to the "Company" also include TV Filme Servicos de Telecomunicacoes, Ltda. ("TV Filme Servicos"), a company in which the Company has a 49% voting interest and an 83% equity interest.

     Except as otherwise noted, financial information has been presented in U.S. dollars. The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") in U.S. dollars.

BACKGROUND

      The predecessor of TV Filme was founded in 1989 by certain members of the Company's current senior management team. In September 1989, the Company was granted a license to operate a wireless cable television system in Brasilia, the capital of Brazil, and commenced operations in 1990 with a one channel offering. Licenses to operate the Goiania and Belem Systems were acquired in 1994 from TVA Sistema de Televisao S.A. ("TVA Sistema"), a subsidiary of Tevecap S.A. ("Tevecap").

      TV Filme is a publicly-traded holding company organized in 1996 under the laws of the State of Delaware (Nasdaq National Market symbol: "PYTV"). Its largest stockholders include Tevecap, one of the leading pay television operators in Brazil and one of the country's largest pay television programming distributors; Warburg, Pincus Investors, L.P. ("Warburg, Pincus"); and certain members of management and their family.

COMPANY OVERVIEW

      The Company develops, owns and operates pay television systems in mid-sized markets in Brazil, with populations of between 100,000 and 2.5 million. The Company is the sole provider of multi-point, multi-channel distribution systems ("MMDS") in the cities of Brasilia, Goiania and Belem. Together, these cities have a total population of approximately 5.7 million and encompass approximately 1.3 million households, an estimated 1.1 million of which can be served by the Company's line-of-sight ("LOS") transmission. Since the beginning of 1994, the Company's subscriber base has grown substantially, increasing from 1,864 subscribers to 79,176 subscribers as of December 31, 1996.

      The Company has filed applications for licenses to operate wireless cable systems in an additional 27 markets in Brazil which have an aggregate population of approximately 12.5 million and encompass approximately 2.7 million households. An estimated 2.2 million of such households can be served by LOS transmission. As a result of certain developments concerning the granting of new concessions and licenses for the rendering of commercial telecommunications services in Brazil, in the absence of further governmental action, the process of granting new concessions and licenses for MMDS services is uncertain. There can be no assurance as to the grant of any such concessions and licenses and the timing of any such grants generally. See "-- Regulatory Environment" and "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company Future Results -- Factors Relating to the Company -- Risks Associated with New Markets and Growth Strategy."

      Until September 9, 1996, licenses were granted for renewable periods of 10 years; under the Revised MMDS Rule (as defined herein) licenses would be awarded for renewable 15-year periods. However, there can be no assurance as to the applicability of the Revised MMDS Rule. Under the Revised MMDS Rule, MMDS licenses have a coverage area of up to a 50 kilometer radius from transmission sites and permit transmission of up to 31 analog wireless cable channels. The Company requested and received approval to increase channel transmission in its existing markets to 31 wireless cable channels from its current 16 wireless cable channels and to extend the coverage area in these markets beyond the existing 25 kilometer range. See " -- Operating Systems and the Company's Markets."

      The Company primarily targets mid-sized markets with demographics, competitive environments and topographies that it believes offer the Company the opportunity to become the leading provider of pay television services in those markets. The Company believes that mid-sized markets in Brazil are currently underpenetrated by existing pay television providers. There is only one hardwire cable provider in each of Brasilia and Goiania and no hardwire cable provider in Belem. Of the approximately 1.3 million households in Brasilia, Goiania and Belem, the Company estimates that approximately 70% of such households, are currently unpassed by hardwire cable.

      The Company believes that wireless cable technology is well suited to its current and targeted markets and is an attractive alternative to existing television choices. Wireless cable service can be deployed more rapidly than most alternative technologies and provides immediate coverage of entire markets, enabling service to be delivered to all potential subscribers that are in the unobstructed path of the transmission tower. Wireless cable service can be deployed at a significantly lower system capital cost per installed subscriber than hardwire cable because (i) the headend for a wireless cable system has a relatively low cost, (ii) capital expenditures for wireless cable systems are only required at the headend facility and in connection with installation of subscriber reception equipment and (iii) incremental investment is only undertaken in response to customer demand with the addition of each new subscriber. The Company believes that subscribers to television services in Brazil are concerned with such features as programming, service, reliability and price and are generally indifferent to the method of delivery.

BRAZILIAN PAY TELEVISION INDUSTRY

      The pay television industry in Brazil began in 1989 with the commencement of UHF service in Sao Paulo. In contrast to the U.S., the Brazilian hardwire cable industry and wireless cable industry began developing concurrently. By December 31, 1996, approximately 100 hardwire cable licenses and 12 wireless cable licenses had been issued by the Ministry of Communications of Brazil (the "Ministry of Communications"). The Company believes that as of December 31, 1996, fewer than 15% of Brazilian homes were passed by hardwire cable as compared to over 90% in the U.S. Brazil is the largest television market in Latin America with an estimated 34.5 million television households. As of December 31, 1996, the Company estimates that there were approximately 1.6 million pay television subscribers, representing approximately 4.7% of Brazilian television households. The Ministry of Communications has estimated that Brazil will have approximately 16 million pay television subscribers by the year 2003.

      As of December 31, 1995, Brazilian television households viewed an average of more than 6.5 hours of television per day, as compared to an average of 6.8 hours per day in the United States. Viewers prefer Portuguese language programming, including movies, sports and "novelas" (soap operas). The second language of many Brazilians is English. U.S. culture generally, and U.S. films, shows and sports in particular, are popular with Brazilians. The programming market for pay television is dominated by Brazil's two largest media conglomerates, Abril S.A. ("Abril") and the Globo Organization. Both groups offer programming packages including movie, sports and news channels and U.S. prime time network shows and cartoons. In general, much of the Brazilian programming transmitted by pay television systems, such as HBO Brazil, ESPN International and MTV Latino, is based on formats found in the U.S. In addition, there are programming packages which include channels directly from the U.S., such as Warner, Sony and Superstation, as well as packages from Europe and other countries in Latin America.

OPERATING SYSTEMS AND THE COMPANY'S MARKETS

      The table below provides information regarding the Company's markets as of December 31, 1996:

                              ESTIMATED       ESTIMATED      ESTIMATED         NUMBER         FULL
                                TOTAL           TOTAL           LOS              OF          LAUNCH
                            POPULATION(1)  HOUSEHOLDS(1)  HOUSEHOLDS(1)(2)  CHANNELS(3)       DATE
                            -------------  -------------  ----------------  -----------      ------

OPERATING MARKETS:
Brasilia....................   2,000,000        472,000          417,102           37      Feb. 1994(4)
Belem.......................   1,900,000        398,000          345,000           36      Feb. 1995
Goiania.....................   1,800,000        444,000          331,000           36      Jan. 1995
                              ----------      ---------        ---------
Total in Operating Market...   5,700,000      1,314,000        1,093,102
                              ==========      =========        =========
APPLICATION MARKETS:(5)       12,500,000      2,700,000        2,200,000
                              ==========      =========        =========

----------

(1) Represents the Company's estimate of the number of total households within the greater metropolitan areas of Brasilia, Belem and Goiania. The Company's estimates are based on data from the 1991 Census conducted by the Brazilian Institute of Geography and Statistics as adjusted to reflect total household growth of 3.13% per year in Brasilia, 2.65% per year in Belem and 2.33% per year in Goiania.

(2) Represents the Company's estimate of the number of Estimated LOS Households within a 35 kilometer radius in Brasilia and a 30 kilometer radius in each of Belem and Goiania that can receive an adequate signal from the Company (eliminating those homes that the Company estimates are unable to receive service due to certain physical characteristics of the particular signal coverage area, such as terrain and foliage, although some of these households can be served with the aid of signal repeaters).

(3) Includes six local off-air VHF/UHF channels in Brasilia and five local off-air VHF/UHF channels in each of Goiania and Belem which are offered to the Company's subscribers in addition to the subscription channels and 15 wireless cable channels which were recently granted to the Company but over which the Company is not currently transmitting programming.

(4) Date when the Brasilia System increased its channel offering from four channels to eight channels. The Brasilia System began service with one channel in 1990.

(5) Represents the 27 markets for which the Company has applied for licenses with the Ministry of Communications. There can be no assurance as to the grant of any such concessions and licenses and the timing of any such grants generally. See "--Regulatory Environment -- License Procedures."

      Since the beginning of 1994, the Company's subscriber base has grown substantially, increasing from 1,864 subscribers to 79,176 subscribers as of December 31, 1996. A description of the Company's current markets follows.

      BRASILIA SYSTEM. Brasilia, the capital of Brazil, had an estimated greater metropolitan population of approximately 2.0 million as of December 31, 1996. Brasilia, which is located in the interior of Brazil, was established in the early 1960's as a planned city when the capital of Brazil was moved from Rio de Janeiro. Brasilia's generally flat topography is advantageous for MMDS. In addition, Brasilia's zoning provisions favor MMDS by requiring that residential buildings be of a similar height and located together. The Company's current 35 kilometer coverage territory encompasses approximately 417,102 households which the Company believes can be served by LOS transmission.

      The Brasilia System currently offers a 22 channel package, consisting of 16 wireless cable channels and six local off-air VHF/UHF channels. The Brasilia System, launched in 1990 with one channel, increased to three channels in July 1992, to four channels in September 1992, to eight channels in February 1994 and to 16 wireless cable channels in November 1994. In December 1996, the Company received approval to transmit an additional 15 wireless cable channels. The Company has not yet begun transmitting programming over any of these additional channels. The Brasilia System became system EBITDA positive in the third quarter of 1994 with approximately 6,000 subscribers. In addition to monthly subscriber revenue, the Brasilia system recently began generating advertising revenues. The Brasilia System transmits at 50 watts of power per channel from a transmission tower which is 300 feet above average terrain. The principal pay television competitor in the city of Brasilia is NET Brasilia, a hardwire cable operator.

      BELEM SYSTEM. Belem, with a greater metropolitan population of approximately 1.9 million as of December 31, 1996, lies at the mouth of the Amazon River and is a major trading port for the rich natural resources of the Amazon rain forest. The Company launched service in Belem in February 1995. Although the city is relatively flat, trees block wireless cable transmission in Belem more often than they do in Brasilia and Goiania and thus, the Belem System requires increased utilization of signal repeaters. The Belem System reaches the greater Belem area, including the cities of Mosqueiro, Ananindeua, Icoaraci and Marituba and the islands of Outeiro and Barcarena. The Company's current 30 kilometer coverage territory encompasses approximately 345,000 households which the Company believes can be served by LOS transmission.

      The Belem System currently offers a 21 channel package, consisting of 16 wireless cable channels and five local off-air VHF/UHF channels. In December 1996, the Company received approval to transmit an additional 15 wireless cable channels. The Company has not yet begun transmitting programming over any of these additional channels. The Belem System became EBITDA positive in the fourth quarter of 1995 with approximately 5,000 subscribers. The Belem System transmits at 50 watts of power per channel from a transmission tower which is 300 feet above average terrain. There currently is no hardwire or other wireless cable provider in the city of Belem.

      GOIANIA SYSTEM. Goiania, with a greater metropolitan population of approximately 1.8 million as of December 31, 1996, is located approximately 100 miles southwest of Brasilia. Goiania is the capital of the state Goias, and, like Brasilia, its topography is favorable to LOS transmission because the city is relatively flat. The Company launched service in Goiania in January 1995. The Company's current 30 kilometer coverage territory encompasses approximately 331,000 households which the Company believes can be served by LOS transmission.

      The Goiania System currently offers a 21 channel package, consisting of 16 wireless cable channels and five local off-air VHF/UHF channels. In December 1996, the Company received approval to transmit an additional 15 wireless cable channels. The Company has not yet begun transmitting programming over any of these additional channels. The Goiania System transmits at 50 watts of power per channel from a transmission tower which is 350 feet above average terrain. The principal pay television competitor in the city of Goiania is Multicanal, a hardwire cable operator.

APPLICATION MARKETS

      The Company has filed applications for licenses to operate wireless cable systems in an additional 27 markets in Brazil which have an aggregate population of approximately 12.5 million and encompass approximately 2.7 million households. In the second half of 1996, the Brazilian government announced its intention to auction MMDS licenses in 15 of its state capitals. The Company has filed applications in 14 of these 15 markets. As a result of certain developments concerning the granting of new concessions and licenses for the rendering of commercial telecommunications services in Brazil, in the absence of further governmental action, the process for granting new concessions and licenses for MMDS services is uncertain. There can be no assurance as to the grant of any such concessions and licenses and the timing of any such grants generally. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company Future Results -- Factors Relating to the Company -- Risks Associated with New Markets and Growth Strategy."

      In July 1996, TV Filme, through its wholly-owned subsidiary ITSA, entered into an agreement with TV Filme Servicos (the "Operating Agreement") whereby TV Filme Servicos granted exclusive licenses to each of TV Filme Brasilia, TV Filme Goiania and TV Filme Belem to operate wireless cable systems in Brasilia, Goiania and Belem, respectively. TV Filme Servicos also granted ITSA an exclusive license to operate wireless cable systems in any market where the Company is successful in obtaining a new license. The Operating Agreement is valid for the term of each license which it governs.

PROGRAMMING

      The Company currently purchases substantially all of its programming from Tevecap and its subsidiaries pursuant to an exclusive license to transmit programming available from Tevecap and its subsidiaries via wireless and hardwire cable in the Company's current markets (the "Programming Agreement"). The Company has agreed that it shall use 50% of its total channel capacity in its operating markets where it has a programming license from Tevecap or its subsidiaries to broadcast TVA Sistema programming, with certain exceptions, and the Company has a right of first refusal to carry any new programming channel that is offered by Tevecap or its subsidiaries. Tevecap may not charge the Company an amount greater than the minimum rates charged by Tevecap to other pay television operators, nor may such charges exceed comparable rates for other programming of a similar nature. The terms of the Programming Agreement terminate on July 2004, with certain limited exceptions with respect to the Company's application markets.

      In addition, pursuant to the Programming Agreement, Tevecap has granted the Company a non-exclusive license to transmit programming in most of the markets where the Company has applications pending if such applications are successful, with exclusivity to be negotiated on a case-by-case basis.

      From time to time, in connection with the Programming Agreement, the Company enters into agreements with Tevecap and its subsidiaries regarding specified channels. The agreements typically have a two year term and determine the monthly fees which the Company pays for such channels.

      In addition, the Programming Agreement provides that if Tevecap obtains a license to operate hardwire cable systems in any of the Company's current operating markets, Tevecap may only develop such hardwire cable systems in a partnership or joint venture with the Company on mutually agreeable terms. The
Company also has certain rights with respect to marketing satellite television services in the Company's current operating markets.

      The Company also offers selected local programming to supplement its channel line-up. For example, the Company owns the rights to televise annually through 1998 all of the games of the Goias State Soccer Championship matches, which the Company offers to its subscribers in the Goiania market, and the rights to televise annually through 1999 all of the games of the Belem State Soccer Championship, which the Company will offer to its subscribers in the Belem market. In addition, the Company offers certain exclusive sports programming, including ESPN Brazil on which selected games of the Sao Paulo Soccer Championship and the Rio de Janeiro Soccer Championship matches are offered. The Company is exploring other local programming, including local news, cultural events, home shopping and other sporting events, although there can be no assurance that such programming will be offered.

      The Company's channel offerings as of December 31, 1996 are as follows:

CHANNEL                                 DESCRIPTION
-------                                 -----------

HBO Brazil................. Brazilian version of HBO
HBO Brazil 2............... HBO Brazil with a six hour time delay
ESPN Brazil................ Brazilian version of ESPN
Eurochannel................ Package of programming from free TV in Europe
Superstation/History....... Package of programming from ABC, CBS and NBC/
                            Brazilian version of The History Channel
CMT Brazil................. Brazilian version of Country Music Television
MTV Brazil................. Brazilian version of MTV
MTV Latino................. Spanish language version of MTV
RTPi....................... Radio and Television Portugal, a free broadcast channel from Portugal
CNN International.......... International version of CNN
TNT........................ Brazilian version of TNT
Cartoon Network............ Cartoon Network produced in the U.S.
Fox........................ General entertainment
Discovery Channel.......... Brazilian version of Discovery Channel
ESPN International......... International version of ESPN
Warner..................... Warner channel produced in the U.S.
Bravo...................... Brazilian version of Bravo
Sony....................... Sony channel produced in the U.S.
Globo...................... Local off-air channel
SBT........................ Local off-air channel
Bandeirantes............... Local off-air channel
Record..................... Local off-air channel
Nacional................... Local off-air channel
Manchete................... Local off-air channel
Cultura.................... Local off-air channel



      The following channels are expected to be offered by Tevecap and its subsidiaries in the Brazilian pay television marketplace and, therefore, by the Company to its subscribers, in 1997:

CHANNEL                                   DESCRIPTION
-------                                   -----------

Cinemax.................... Brazilian version of Cinemax
E! Entertainment........... Brazilian version of E! Entertainment
Mundo Ole.................. Variety channel
CNA........................ Brazilian news channel

OPERATIONS

      MARKETING. Prior to commencing operations in a potential new market, the Company conducts pre-marketing surveys to evaluate the demographics and terrain of such market. The Company then develops a plan designed to manage subscriber growth by maintaining a manageable backlog of installations. Such backlog is maintained at a manageable level by adjusting installation capacity to correspond with sales levels. The amount of time a subscriber waits for the commencement of service is determined based on several factors, including whether the subscriber has access to hardwire cable and whether the subscriber is in a single family home or multiple dwelling unit. This development plan ensures that the quality of installations and customer service remains high. In each market, the Company's marketing staff typically applies the following programs to attract subscribers: (i) extensive marketing tied to regional events such as soccer matches, (ii) neighborhood promotional events featuring large screen broadcasts of its channel offerings, (iii) direct mailings, (iv) telemarketing, (v) television and newspaper advertisements, (vi) prewiring arrangements with residential housing developers and (vii) other marketing activities, including referral programs and promotional gifts.

      INSTALLATION. The Company's installation package features a standard rooftop mount linked to a small antenna and related equipment, including a decoder, located at the subscriber's location. Installations at single-family homes require an entire installation package, while installations at multiple dwelling units in which drop lines already have been installed require less time and, accordingly, are less costly. The Company charges its subscribers an installation fee ranging from $90 to $180. The Company expects to lower installation charges per subscriber as it expands its subscriber base.

      CUSTOMER SERVICE. The Company believes that delivering high levels of customer service in installation and maintenance enables it to maintain customer satisfaction and to minimize churn. To this end, the Company (i) schedules installations promptly, (ii) provides a customer service hotline, (iii) provides quick response repair service and (iv) makes follow-up calls to new subscribers shortly after installation to ensure customer satisfaction. The Company seeks to instill a customer service focus in all its employees through ongoing training and has established an intra-company electronic mail system to provide a forum for employees to exchange ideas concerning means to increase customer satisfaction. The Company also has various employee bonus programs linked to measures of customer satisfaction.

      CUSTOMER INFORMATION SYSTEMS. The Company believes that its proprietary customer information systems enable it to deliver superior customer service, monitor customer payment patterns and facilitate the efficient management of each of its operating systems. The Company has 11 employees dedicated to the development, enhancement and integration of the Company's customer information systems.

EMPLOYEES

      As of December 31, 1996, the Company had a total of 655 employees, substantially all of whom are employed by TV Filme's subsidiaries. All of the Company's employees, except for Messrs. Hermano Lins, Carlos Andre Lins and Alvaro Aguirre, are subject to collective bargaining agreements which expire from October 1997 to March 1998. The collective bargaining agreements are with the Union for the Employees of Radio and TV Broadcasting Companies. The Company has experienced no work stoppages. The Company provides its employees with health insurance (which is not required by law in Brazil) and certain other benefits which it believes enable it to attract and retain qualified and motivated employees. The Company believes that its relationships with its employees are good.

FACILITIES AND EQUIPMENT

     ADMINISTRATIVE FACILITIES. A centralized administrative facility is located in Brasilia to handle training, engineering, computer systems development, controller services and strategic planning. In addition, the Company has established regional offices in Brasilia, Goiania and Belem to coordinate sales, billing, telemarketing, general marketing, customer service and certain other administrative functions on a regional level. Each facility is connected to the Company's computer telecommunications network.

      TRANSMISSION FACILITIES. The Company's headend and transmitter facilities are located in leased buildings at the Company's transmission tower sites in Brasilia, Goiania and Belem. The transmitting antennas generally are able to serve the maximum regulatory range for license coverage areas of 50 kilometers. In certain areas within the Company's markets that are otherwise terrain-blocked, the Company utilizes signal repeaters to enhance signal coverage.

      DIGITAL TECHNOLOGY. The Company currently transmits in analog format. Should competitive conditions require or if the Company deems such technology to be cost effective and practical to provide, it may implement digital technology.

COMPETITION

      Through its affiliate, TV Filme Servicos, the Company is the only entity licensed to operate wireless cable systems in Brasilia, Goiania and Belem. The Company currently provides service via 16 wireless cable channels in each such market and has authority to provide service via an additional 15 wireless cable channels in each such market. The Company believes it is the largest pay television provider in Brasilia based on total number of subscribers. The Company's principal competitor in the city of Brasilia is NET Brasilia, a hardwire cable operator. The Company believes it is the second largest pay television provider in Goiania based on total number of subscribers. The Company's principal competitor in the city of Goiania is Multicanal, a hardwire cable operator. There currently is no hardwire or other wireless cable provider in the city of Belem.

      In addition to other wireless cable and hardwire cable operators, wireless cable television operators in Brazil face or may face competition from several other sources, such as direct broadcasting satellite systems ("DBS"), direct-to-home satellite ("DTH") systems, local off-air VHF/UHF channels, home videocassette recorders and out-of-home theaters. Competition in the pay television industry is based upon program offerings, customer service, reliability and pricing. Many actual and potential competitors have greater financial, marketing and other resources than the Company. No assurance can be given that the Company will be able to compete successfully. See "--Brazilian Pay Television Industry," and "--Operating Systems and the Company's Markets."

REGULATORY ENVIRONMENT

      GENERAL. The pay television industry is subject to regulation by the Ministry of Communications pursuant to the Brazilian Telecommunications Code of 1962, as amended (the "Telecommunications Code"). The Telecommunications Code empowers the Ministry of Communications, among other things, to issue, revoke, modify and renew licenses within the spectrum available to MMDS, to approve the assignments and transfer of control of such licenses, to approve the location of channels that comprise MMDS systems, to regulate the type, configuration and operation of equipment used by MMDS systems, and to impose certain other reporting requirements on MMDS license holders and MMDS operators. On February 10, 1994, the Ministry of Communications issued Administrative Rule No. 43, which adopted Rule 002/94 (the "MMDS Rule"), which regulated the MMDS service.

      On November 28, 1995, the President of Brazil issued Presidential Decree No. 1719 ("Decree No. 1719") providing for specific competitive procedures for the granting of concessions and licenses for the rendering of commercial telecommunication services (including MMDS) in Brazil. Based on the provisions of Decree No. 1719, the Ministry of Communications revised the MMDS Rule, by means of Directive No. 1085, dated September 9, 1996 (the "Revised MMDS Rule"). However, on December 4, 1996, following the issuance of a preliminary injunction by the Brazilian Federal Supreme Court, Decree No. 1719 was revoked by the Presidential Decree (as hereinafter defined) and, as a result, the applicability of the Revised MMDS Rule is uncertain.

      Wireless cable or MMDS is defined as the special service of telecommunication which uses microwaves to transmit codified signals to be received in pre-established points on a contractual basis. Any company in which nationals of Brazil own at least 51% of the voting capital is eligible to be granted a license to operate an MMDS service. Until September 9, 1996, licenses were granted for renewable periods of ten years; under the Revised MMDS Rule, MMDS licenses were granted for renewable periods of 10 years; under the Revised MMDS Rule, licenses would be awarded for renewable 15-year periods. However, there can be no assurance as to the applicability of the Revised MMDS Rule.

      Under the terms of the Revised MMDS Rule, each license holder and its affiliates could have been granted permission to operate MMDS systems in different areas of Brazil, provided that no holder could be granted licenses for
(i) more than  seven  municipalities  with a  population  equal to or  exceeding
700,000 inhabitants or (ii) more than 12 municipalities with a population between 300,000 and 700,000 inhabitants. In accordance with the Revised MMDS Rule, the restrictions would only apply to areas in which the MMDS system operator (or an affiliate thereof) faces no competition from other pay television services, excluding services that utilize a satellite to transmit their signal. Under the Revised MMDS Rule, the Ministry of Communications would have discretion to alter or eliminate such restrictions, taking into account the level of diversity among information sources available and ownership of MMDS providers. The term affiliate is defined for these purposes as "(i) any legal entity that directly or indirectly holds at least 20% of the voting capital of another legal entity or any of two legal entities under common ownership of at least 20% of their respective voting capital, with successive interests in a chain being multiplied against each other to calculate the 20%, (ii) any of two legal entities that have at least one officer or director in common, (iii) any of two legal entities when, due to a financial relationship between them, one entity is dependent on the other. If all of the 27 additional markets for which applications have been made for the Company to operate MMDS systems were to be granted, no more than 7 of the Company's total markets with a competitor to MMDS would have populations exceeding 700,000 inhabitants and no more than 12 of the Company's total markets with a competitor to MMDS would have populations between 300,000 and 700,000 inhabitants. The Company faces competition from other terrestrial pay television services in two of its three current operating markets and 1 of the 27 application markets.

      Prices for pay television services currently in operation may be freely established by the system operator, although the Ministry of Communications may interfere in the event of abusive pricing. The Ministry of Communications may impose penalties including fines, suspension or revocation of the license if the license holder fails to comply with applicable regulations or becomes legally, technically or financially unable to provide MMDS service. The Ministry of Communications also may intervene to the extent operators engage in unfair practices intended to eliminate competition.

      CHANNELS AVAILABLE FOR WIRELESS CABLE. The Ministry of Communications grants licenses and regulates the use of channels by MMDS operators to transmit video programming, entertainment services, advertising and other information. Under the Revised MMDS Rule, MMDS licensees are permitted to transmit up to 31 analog MMDS channels (constituting a spectrum bandwidth of 186 Mhz). Historically, however, only 16 analog channels had been available. The Revised MMDS Rule allows for the utilization of all 31 analog channels in markets with more than 700,000 inhabitants. If a license is for 16 or more channels, at least two channels must be reserved for educational and cultural programming. If a license involves 15 channels, only one channel must be reserved for educational and cultural purposes. The Company believes, but can give no assurance, that channels such as Discovery and Bravo qualify as cultural and educational programming.

      LICENSE PROCEDURES. On November 28, 1995, Decree No. 1719 was enacted, which provided that all granting of concessions and licenses for the rendering of most commercial telecommunications services in Brazil, including MMDS, would be made through bidding procedures. In accordance with Decree No. 1719 and the Revised MMDS Rule, the Ministry of Communications would have been permitted, in its discretion or by means of applications filed by interested parties, to publish public notices requesting comments by interested parties to determine, among other things, the geographic area where the services were to be provided and the number of concessions to be granted. In both cases, the interested party would have been required to present to or file with the Ministry of Communications its comments or application, as the case may be, containing, among other things, the technical feasibility of a proposed MMDS system and a demonstration of the market potential for the targeted area. The Ministry of Communications would have thereafter ascertained the public interest in granting the concession and could have decided to open the public bid process for the granting of such concessions. During such public bid, applicants would have been evaluated based on a number of factors including: (i) participation of local residents as stockholders of the applicant, (ii) the number of days for the installation of the MMDS system, (iii) the schedule for the implementation of the programs (including the number of programs available at the start of operations, and one and two years thereafter), (iv) the minimum time reserved for local programs,
(v) the number of cultural or educational channels, (vi) the number of local community establishments that would receive cultural and educational programs free of charge and (vii) the subscription price. These items would have been rated according to certain criteria established in the Revised MMDS Rule and licenses could have been granted: (i) in the case of areas with less than 300,000 inhabitants, to the applicant that offered the highest score, (ii) in the case of areas with more than 300,000 and less than 700,000 inhabitants, to the applicant whose score multiplied by a number based on the offered price of the license was the highest, and (iii) in the case of areas with more than 700,000 inhabitants, to the applicant that offered the highest price for the license. Once an MMDS concession was granted by the Ministry of Communications, the license holder would have been required to submit, within four months, an installation proposal for its MMDS system's headend. Subsequent to approval of such proposal, construction would have been required to be finalized and commercial operations commenced within 12 months, which period could have been extended by an additional 12 months.

      On December 4, 1996, in response to a preliminary injunction granted by the Brazilian Federal Supreme Court suspending the effectiveness of Decree No. 1719, the President of Brazil signed Presidential Decree No. 2087 (the "Presidential Decree"), which revoked Decree No. 1719. The effect of the revocation is that the process for granting new concessions and licenses for MMDS services remains uncertain. Until such time as further governmental action is taken to provide for the granting of concessions and licenses for MMDS services, there can be no assurance as to the grant of any such concessions and licenses and the timing of any such grants generally. The Company believes, based on discussions with the Ministry of Communications, that revised MMDS regulations will be issued, although there can be no assurance when, and if, such regulations will be issued.

      In addition to qualifying under the application and bid process ultimately adopted a license holder may also be required to demonstrate that its proposed signal does not violate interference standards in the area of another MMDS channel license holder. The maximum area to be covered by the services is a radius of up to 50 kilometers around the transmission site. If a license holder's proposed service would cause interference in the area of another wireless cable channel license holder, the proposed operator may be required to obtain the consent of such other license holder.

      OTHER REGULATIONS. MMDS license holders are subject to regulation with respect to the construction, marking and lighting of transmission towers pursuant to the Brazilian Aviation Code and certain local zoning regulations affecting construction of towers and other facilities. There may also be restrictions imposed by local authorities. The pay television industry also is subject to the Brazilian Consumer Code. The Consumer Code entitles the purchasers of goods or services to certain rights, including the right to discontinue a service and obtain a refund if the services are deemed to be of low quality or not rendered adequately. For instance, in case of a suspension of the transmission for a given period, the subscriber shall be entitled to a discount on the monthly fees. The MMDS Rule and the Revised MMDS Rule also contain certain provisions relating to consumer rights, including a provision for mandatory discounts in the event of interruption of service.

      Due to the regulated nature of the pay television industry, the adoption of new, or changes to existing, laws or regulations or the interpretations thereof may impede the Company's growth and may otherwise have a material adverse effect on the Company's results of operations and financial condition.

ITEM 2. PROPERTIES.

      The Company leases approximately 32,000 square feet of office space for its corporate headquarters and the Brasilia System in Brasilia under leases that expire in April 1997. The Company leases additional office space for the Goiania System and Belem System of approximately 40,000 and 35,000 square feet, respectively. In addition to leased office space, the Company also owns less than 1,500 square feet of office space in Goiania and leases space for transmission towers located in Brasilia, Goiania and Belem. The Company believes that office space and space for transmission towers is readily available on acceptable terms in the markets where the Company operates wireless cable systems.

ITEM 3. LEGAL PROCEEDINGS.

      The Company is from time to time involved in litigation incidental to the conduct of its business. There is no pending legal proceeding to which the Company is a party which, in the opinion of Company management, is likely to have a material adverse effect on the Company's results of operations or financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.


EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information as of March 24, 1997 with respect to each person who is an executive officer of the Company:

                NAME                                  POSITION
                ----                                  --------

Hermano Studart Lins de Albuquerque..........    Chief Executive Officer,
                                                 Secretary and Director
Carlos Andre Studart Lins de Albuquerque.....    President, Chief Operating
                                                 Officer, Treasurer and Director
Alvaro J. Aguirre............................    Chief Financial Officer and
                                                 Director



      HERMANO STUDART LINS DE ALBUQUERQUE, one of the co-founders of the Company, has served as Chief Executive Officer, Secretary and a director of TV Filme since its incorporation. Mr. Lins received a Master's degree in Artificial Intelligence from the University of Sussex, England and a Bachelor of Science degree in Electronic Engineering from the University of Brasilia. Mr. Lins was a member of the MMDS Regulation Commission, a Brazilian government advisory board and is a member of the Technical Advisory Board for National Satellite Publishing Inc. Mr. Lins is 34 years old.

      CARLOS ANDRE STUDART LINS DE ALBUQUERQUE, one of the co-founders of the Company, has served as President, Chief Operating Officer, Treasurer and a director of TV Filme since its incorporation. Mr. Lins received a Bachelor of Science degree in Physics from the University of Brasilia and a Bachelor of Science degree in Mathematics from the University of Ceub. Mr. Lins is 32 years old.

      ALVARO J. AGUIRRE has served as Chief Financial Officer and a director of TV Filme since June 1996. Prior to joining TV Filme, Mr. Aguirre was a member of the Latin America Corporate Finance Group of Morgan Stanley & Co., Incorporated from 1994 to 1996 and a securities attorney at the law firm of Sullivan & Cromwell from 1991 to 1994. Mr. Aguirre is 30 years old.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

      The Company's common stock, $0.01 par value per share (the "Common Stock") commenced trading on the Nasdaq National Market on July 30, 1996 under the symbol ("PYTV"). The high and low sales prices for the Common Stock, as reported by the Nasdaq National Market from July 30, 1996 to September 30, 1996 were $15.50 and $10.50, respectively, and the high and low sales prices from October 1, 1996 to December 31, 1996 were $16.00 and $11.75, respectively.

      On March 24, 1997, there were approximately 11 stockholders of record of the Common Stock. The Company believes that it has in excess of 300 beneficial owners.

      The Company has never declared or paid any cash dividends on the Common Stock and does not presently anticipate paying any cash dividends on the Common Stock in the foreseeable future. The Company currently expects that earnings, if any, will be retained for growth and development of the Company's business. The Company's ability to declare and pay dividends is (i) affected by the ability of the Company's present and future subsidiaries to declare and pay cash dividends or otherwise transfer funds to the Company since the Company conducts its operations entirely through its subsidiaries, and (ii) restricted by the terms of the Indenture, dated as of December 20, 1996, between the Company and IBJ Schroder Bank & Trust Company (the "Indenture"), pursuant to which the Company issued $140 million aggregate principal amount of 12-7/8% Senior Notes due 2004 (the "Senior Notes").

      The Company, as a holding company, depends on receipt of dividends and other cash payments from its operating subsidiaries in order to meet the Company's cash requirements. Such receipts are subject to statutory restrictions pursuant to which the subsidiaries may pay dividends only out of retained earnings.

      Subject to the foregoing, the payment of cash dividends on the Common Stock will be within the sole discretion of the Company's Board of Directors, and will depend upon the earnings, capital requirements and financial position of the Company, applicable requirements of law, general economic conditions and other factors considered relevant by the Company's Board of Directors.


ITEM 6.     SELECTED FINANCIAL DATA.

      The selected consolidated balance sheet data as of December 31, 1994, 1995 and 1996 and the selected consolidated statement of operations data for each of the years ended December 31, 1994, 1995 and 1996 are derived from, and are qualified by reference to, the Consolidated Financial Statements, which have been audited by Ernst & Young Auditores Independentes S.C., independent auditors. The selected consolidated balance sheet data as of December 31, 1992 and 1993 and the selected consolidated statement of operations data for the year ended December 31, 1992, are derived from unaudited financial statements and include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position and the results of operations for these periods. The Consolidated Financial Statements have been prepared in accordance with U.S. GAAP in U.S. dollars. For this purpose, amounts in Brazilian currency for all periods presented have been remeasured into U.S. dollars in accordance with the methodology set forth in Statement of Financial Accounting Standards No. 52 ("SFAS No. 52") as it applies to entities operating in highly inflationary economies. Pursuant to SFAS No. 52, supplies, property, plant and equipment, intangibles and deferred installation fees and the related income statement accounts are remeasured at exchange rates in effect when the assets were acquired or the liabilities were incurred. All other assets and liabilities are remeasured at fiscal year end exchange rates, and all other income and expense items are remeasured at average exchange rates prevailing during the year. Remeasuring adjustments are included in net income (loss) for the period. The data presented below should be read in conjunction with the Consolidated Financial Statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information included elsewhere in this Report.


                                                              YEAR ENDED DECEMBER 31,(1)
                                             ------------------------------------------------------
                                                1992       1993      1994        1995        1996
                                                ----       ----      ----        ----        ----
                                                             (DOLLARS IN THOUSANDS, EXCEPT
                                                                 OTHER OPERATING DATA)

STATEMENT OF OPERATIONS DATA:
Revenues..................................   $     69   $    287   $  2,438     $11,404    $31,388
Operating costs and expenses:
  System operating........................          7        196        773       2,957      9,593
  Selling, general and administrative ....         38        558      2,394       8,975     16,737
  Depreciation and amortization...........         11         43        365       2,049      5,921
                                               ------     ------    -------     -------    -------
    Total operating costs and expenses ...         56        797      3,532      13,981     32,251
                                               ------     ------    -------     -------    -------
Operating income (loss)...................         13       (510)    (1,094)     (2,577)      (863)
Other income (expense)....................         --         (6)     1,612         360     (1,147)
                                               ------     ------    -------     -------    -------
Net income (loss).........................     $   13     $ (516)   $   518     $(2,217)   $(2,010)
                                               ======     ======    =======     =======    =======
Net income (loss) per share (2)...........      $0.00     $(0.10)     $0.08      $(0.27)    $(0.22)
Weighted average number of common stock
  and common stock equivalents (2)........      4,516      5,295      6,885       8,086      9,256

OTHER FINANCIAL DATA:
EBITDA(3).................................        $24      $(467)     $(729)    $  (216)   $ 5,330
Capital expenditures......................         31        852      3,637      16,621     25,225

OTHER OPERATING DATA:
Number of subscribers at end of year(4) ..        135      1,864      7,641      36,594     79,176
Average monthly revenue per subscriber(5).         --     $30.43     $34.13      $40.00     $39.63


                                                                     AS OF DECEMBER 31,
                                               ----------------------------------------------------
                                                 1992      1993       1994       1995       1996
                                                 ----      ----       ----       ----       ----
                                                                (dollars in thousands)

Balance Sheet Data:
Working capital (deficit)(6)..............     $   --     $  279    $ 3,204     $(6,430)   $123,263
Pledged securities(7).....................         --         --         --          --      33,512
Property, plant and equipment, net                 86        895      4,182      18,870      38,333
Total assets..............................         87      1,795     10,008      23,683     202,929
Total long-term debt......................         --         --        600         400     140,200
Stockholders' equity(8)...................         86        982      6,500       7,895      37,748



-----------

(1) The Selected Consolidated Financial Data includes (i) TV Filme Servicos on a historical basis and (ii) ITSA and its subsidiaries since May 1994 and the predecessor of ITSA on a historical basis, as though they had been part of TV Filme for all periods presented. See Note 1a to the Consolidated Financial Statements.

(2) Net income (loss) per share (after giving effect to the Reorganization (as defined below)) is calculated using the weighted average number of shares of stock outstanding during the period together with the number of shares issuable upon the exercise of options and warrants issued during the twelve months prior to the Company's initial public offering of Common Stock which occurred in August 1996 (the "Initial Public Offering").

(3) EBITDA is defined as operating income (loss) plus depreciation, amortization and non-cash charges. EBITDA is a commonly used measure of performance in the pay television industry. While EBITDA should not be construed as a substitute for operating income (loss) or a better measure of liquidity than cash flow from operating activities, each of which is determined in accordance with U.S. GAAP, it is included herein to provide additional information regarding the ability of the Company to meet its capital expenditures, working capital requirements and any future debt service. EBITDA, however, is not necessarily a measure of the Company's ability to fund its cash needs, because it does not include capital expenditures, which the Company expects to continue to be significant. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

(4)  See "Item 1.  Business -- Operating Systems and the Company's Markets."

(5)  Average   monthly   revenue  per   subscriber  is  calculated  by  dividing
     subscription revenue for the month by the average number of subscribers for the month.

(6)  Working capital includes current portion of pledged securities.

(7) The pledged securities were purchased as collateral for the Senior Notes. See Note 6 to the Consolidated Financial Statements.

(8) TV Filme has never paid cash dividends on its Common Stock. See "Item 5. Market For Registrant's Common Equity and Related Stockholder Matters."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

      The  Company  develops,  owns  and  operates  pay  television  systems  in mid-sized  markets in Brazil.  The  Company is the sole  provider of MMDS in the cities of Brasilia, Goiania and Belem. Since the beginning of 1994, the Company's subscriber base has grown substantially, increasing from 1,864 subscribers to 79,176 subscribers as of December 31, 1996.

      Historically, the Company has generated operating losses, which may increase to the extent that operations of additional systems are commenced or acquired. As the Company continues to develop systems, positive EBITDA from more developed systems is expected to be partially or completely offset by corporate overhead, negative EBITDA from less developed systems and from development costs associated with establishing new systems. This trend is expected to continue until the Company has a sufficiently large subscriber base to absorb operating and development costs of new systems. There can be no assurance that the Company will be able to achieve or sustain net income in the future. The Company's Brasilia System became system EBITDA positive in the third quarter of 1994, with approximately 6,000 subscribers, and generated system EBITDA of $7.4 million and operating income of $4.0 million for the year ended December 31, 1996. The
Company's Belem System became system EBITDA positive in the fourth quarter of 1995, with approximately 5,000 subscribers, and generated system EBITDA of $1.6 million and operating income of $0.3 million for the year ended December 31, 1996.

      Each of the Company's systems has required an initial capital investment of approximately $1.0 million to $1.5 million to build and install a transmission tower, headend facilities and other equipment. These costs are generally depreciated over ten years. In addition, each new subscriber requires an average incremental investment of approximately $470, which includes the cost of a decoder box, installation labor and materials, other equipment and supplies, marketing and selling costs. The Company capitalizes installation costs, including installation labor, decoders and other direct costs, and depreciates these costs over five years. The Company charges new subscribers installation fees which vary from market to market, depending on factors which include the subscriber's access to other forms of pay television and whether the installation is the first installation in a building. The Company charges its subscribers an installation fee ranging from $90-$180. The Company expects to lower installation charges per subscriber as it expands its subscriber base. The Company defers installation fees, net of direct selling expenses, and recognizes these fees as revenues ratably over a five-year period.

      The Company's substantial subscriber growth has resulted from the addition of subscribers in Brasilia and from the launch of operating systems in Goiania and Belem. Television subscription revenues primarily consist of monthly fees paid by subscribers for the programming package as well as installation fees recognized for the period. System operating expenses include programming costs, a portion of the costs of compensation and benefits for the Company's employees, vehicle rental costs, transmitter site rentals, repair and maintenance expenditures and service call costs. Depreciation and amortization expenses consist primarily of depreciation of decoder boxes, headend facilities and installation costs.

      The development of a new system requires significant expenditures, a substantial portion of which are incurred before the realization of revenues. These expenditures, together with the associated early operating expenses, result in negative cash flow until an adequate revenue generating subscriber base is established. As the subscriber base increases, revenue, as well as certain costs such as programming costs, generally increase while other costs, such as tower rental and related maintenance costs, remain constant or increase at proportionately lower levels. Accordingly, although costs increase in the aggregate as the subscriber base grows, costs as a percentage of revenues decrease and operating margins generally increase.

     Although the Company's financial statements are presented pursuant to U.S. GAAP in U.S. dollars, the Company's transactions are consummated in both reais and U.S. dollars. Inflation and devaluation in Brazil have had, and may continue to have, substantial effects on the Company's results of operations and financial condition. The Company does not seek to hedge currency risks in the financial markets or otherwise. See "-- Certain Factors Which May Affect the Company Future Results -- Factors Relating to the Company -- Risks Associated with New Markets and Growth Strategy."

      TV Filme, as a holding company, is dependent on the receipt of dividends and payment of intercompany obligations from its operating subsidiaries in order to meet its cash requirements. The payment of dividends from the subsidiaries of TV Filme to TV Filme and the payment of any interest on or the repayment of any principal of any loans or advances made by TV Filme to any of its subsidiaries may be subject to statutory or contractual restrictions, are contingent on the earnings and performance of such subsidiaries and are subject to various business considerations. See "Item 5. Market For Registrant's Common Equity and Related Stockholder Matters."

      As a result of the development of the Company's business and system launches during the years presented, the year-to-year comparisons of the Company's results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

      SELECTED OPERATING DATA. The following table sets forth certain expense and other data derived from the Consolidated Financial Statements as a percentage of the Company's revenues for each year presented.

                                                 YEAR ENDED DECEMBER 31,
                                            ---------------------------------
                                             1994          1995         1996
                                             ----          ----         ----

Revenues...............................     100.0%        100.0%       100.0%
Operating costs and expenses:
  System operating.....................      31.7          25.9         30.6
  Selling, general and administrative..      98.2          78.7         53.3
  Depreciation and amortization........      15.0          18.0         18.9
                                            -----         -----        -----
    Total operating costs and expenses.     144.9         122.6        102.8
                                            -----         -----        -----

Operating income (loss)................     (44.9)        (22.6)        (2.8)
Other income (expense).................      66.1           3.2         (3.6)
                                            -----         -----        -----
Net income (loss)......................      21.2%        (19.4)%       (6.4)%
                                            =====         =====        =====


      REVENUES. The Company's revenues primarily consist of monthly fees paid by subscribers for the programming package, as well as installation fees recognized for the period. Revenues increased from approximately $2.4 million in 1994 to approximately $11.4 million in 1995 primarily due to an increase in the average number of subscribers in the Brasilia System of 16,513 and the launch of two new operating systems in Goiania and Belem, which had average subscribers of 5,605. Additionally, installation fees recognized increased by $1.4 million from 1994 to 1995. The average monthly revenue per subscriber increased due to an increase in monthly subscription fees implemented during 1995. Revenues increased from approximately $11.4 million in 1995 to approximately $31.4 million in 1996, primarily due to an aggregate increase of approximately 39,000 in the average number of subscribers in the Company's three operating systems. Average monthly revenue per subscriber remained essentially constant from 1995 to 1996.

      SYSTEM OPERATING EXPENSES. System operating expenses include programming costs, a portion of costs of compensation and benefits for the Company's employees, vehicle rental costs, transmitter site rentals, repair and maintenance expenditures and service call costs. System operating expenses, net of capitalized installation costs, increased from approximately $800,000 in 1994 to approximately $3.0 million in 1995 due to an increase in programming expenses of $1.2 million and to an increase in compensation and benefits, primarily to employees in the customer service and engineering departments, of $500,000. System operating expenses, net of capitalized installation costs, increased from approximately $3.0 million in 1995 to approximately $9.6 million in 1996, primarily due to an increase in programming expenses of approximately $6.0 million and an increase in compensation and benefits of approximately $0.4 million, primarily to employees in the customer service and engineering departments. From 1994 through 1996, programming expenses were affected by the increase in the number of subscribers over the period, since programming expenses are charged on a per subscriber basis, but this increase was mitigated during 1994 through 1995 by decreasing programming costs per subscriber due to volume discounts. Additionally, the Company received discounts from list prices on Tevecap programming during 1994 and the first ten months of 1995 which amounted to $340,000 and $539,000 in 1994 and 1995, respectively. The Company did not receive any such discounts in 1996 and such discounts are not expected to recur.

      SELLING, GENERAL AND ADMINISTRATIVE COSTS. Selling, general and administrative expenses ("SG&A") increased from approximately $2.4 million in 1994 to approximately $9.0 million in 1995 but as a percentage of revenues decreased to approximately 78.7% from approximately 98.2%. During 1995, compensation and benefits increased by $3.6 million, primarily to employees in the sales department and senior management, advertising increased by $500,000 and there was non-cash compensation expense in 1995 of $300,000 in connection with a grant of stock options. SG&A increased from approximately $9.0 million in 1995 to approximately $16.7 million in 1996, but as a percentage of revenues decreased to approximately 53.3% from 78.7%. Compensation and benefits increased by approximately $3.4 million from 1995 to 1996, primarily due to additions to management, additional employees in the sales department and more commissions paid to sales employees. The Company added employees primarily in the sales department to service the Company's expanded subscriber base and growth, including the expansion into the Goiania and Belem markets. From 1995 to 1996, the Company also added approximately $1.0 million to its allowance for bad debt and incurred approximately $0.8 million of additional expenses associated with advertising. Bank fees and rents also increased from 1995 to 1996 by $0.5 million and $0.3 million, respectively.

      The termination of subscriber accounts resulted in the write-off of accounts receivables of approximately $0.95 million. The result of such terminations increased average monthly churn to 1.22% for the year ended December 31, 1996 from historic levels of less than 1%. As of December 31, 1996, the Company's accounts receivable totaled approximately $4.3 million before an allowance for doubtful accounts of $0.7 million.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses consist primarily of depreciation of decoder boxes, headend facilities and capitalized installation costs. Since inception, the Company's direct costs of obtaining subscribers generally have exceeded installation revenues. These costs are capitalized and depreciated over a five year period. Depreciation and amortization expense increased from approximately $400,000 in 1994 to approximately $2.0 million in 1995 due to an increase in the number of subscribers in the Brasilia System and the launch of two new operating systems in Goiania and Belem. Depreciation and amortization expense increased from approximately $2.0 million in 1995 to approximately $5.9 million in 1996, primarily due to increases in the number of installed subscribers in each of the Company's three operating systems.

      OPERATING INCOME (LOSS). Operating loss increased from 1994 to 1995 and from 1995 to 1996 primarily due to increases in expenses in connection with the development of the Company's business, as explained above. The Company may continue to generate operating losses as it further expands its existing systems and develops additional systems.

      OTHER INCOME (EXPENSE). Interest expense for 1994 was insignificant. Interest expense increased in 1995 as a result of short-term borrowings from Abril and certain of its affiliates of approximately $1.7 million incurred by the Company to finance the development and launch of the Goiania System and the Belem System and to support an increase in the number of subscribers. Interest income during 1994 was generated by the short-term investment of the proceeds of a $5.0 million private placement in 1994. In 1995, interest income was generated by cash on hand at the beginning of 1995 and the short-term investment of the proceeds of a $3.3 million private placement in 1995. Interest expense increased by $1.0 million from 1995 to 1996 primarily as a result of higher average short-term borrowings from Abril and certain of its affiliates and accrued interest associated with the Senior Notes. Interest income increased by $0.3 million from 1995 to 1996 primarily as a result of earnings on additional investments.

     Exchange and translation gains have arisen primarily as a result of short-term investments and borrowings denominated in reals to U.S. dollars in accordance with SFAS No. 52. These amounts can fluctuate significantly as a result of changes in the exchange rate of the real relative to the U.S. dollar. In connection with the transfer of the proceeds of the Senior Notes to ITSA and the remittance and conversion of reals to U.S. dollars, the Company incurred exchange losses of approximately $0.6 million.

      INCOME TAXES. At December 31, 1996, the Company had $12.2 million of net operating loss carryforwards, of which approximately $1.2 million were attributable to TV Filme Servicos. As a result of the restructuring of the Company (the "Restructuring"), the net operating loss carryforwards of TV Filme Servicos, which is no longer a wholly-owned subsidiary of the Company, are available only to offset its own income and are not available to offset any profits generated by TV Filme and its consolidated subsidiaries. Under Brazilian law, the carryforward period for net operating losses is unlimited. Use of these losses, however, is restricted to 30% of taxable income in a tax period. The
Company has not recorded a tax benefit for any period. The Company's net deferred tax assets have been entirely offset by a valuation allowance, and the Company expects to generate operating losses for the foreseeable future.
Effective January 1, 1997, Brazilian effective tax rates increased to approximately 33.5% from 30.5%.

      NET INCOME (LOSS). As explained above, net loss in the periods presented, other than 1994, is primarily attributable to the significant expenses incurred in connection with the development of the Company's business. Net income in 1994 was due to interest income and exchange gains which were greater than operating losses.

LIQUIDITY AND CAPITAL RESOURCES

      The pay television business is a capital intensive business. The Company made capital expenditures of approximately $3.6 million in 1994, $16.6 million in 1995 and $25.2 million in 1996. Such capital expenditures were financed principally through vendor financing, loans from affiliates and offerings of equity and debt. From 1993 through 1996, the Company raised an aggregate of approximately $16.8 million through a series of private equity placements to Tevecap and Warburg, Pincus. In August 1996 TV Filme completed the Initial Public Offering with net proceeds to the Company of $24.4 million and in December 1996 TV Filme completed the sale of the Senior Notes. In the past, working capital requirements have been met primarily by (i) vendor financing which requires payment within 360 days of shipment, some of which has been supported by irrevocable letters of credit guaranteed by Abril and certain of its affiliates and (ii) borrowings from Abril and certain of its affiliates. As of December 31, 1996, the Company had repaid working capital borrowings from Abril and certain of its affiliates in their entirety with a portion of the net proceeds from the Initial Public Offering. As a result of the Initial Public Offering and the Senior Notes offering, the Company does not expect to continue borrowing from Abril or its affiliates. As of December 31, 1996, the Company has a payable to Abril of $400,000 in connection with the Company's purchase of the Belem and Goiania licenses from Abril. Such amount is due in two equal installments in February of 1997 and 1998.

      As of December 31, 1996, approximately $7.3 million was outstanding under letters of credit with maturities ranging from 30 days to 360 days, of which approximately $4.1 million was guaranteed by affiliates of TV Filme. As of December 31, 1996, the Company had importation lines of credit in the aggregate amount of $6.0 million with two commercial banks, of which approximately $2.75 million was available on such date. The Company currently believes that lines of credit, additional vendor financing and other credit facilities are available on acceptable terms. As a result of the Initial Public Offering and the Senior Notes offering, the Company had positive working capital at December 31, 1996 in the amount of $107.1 million. Net cash provided by operating activities for the year ended December 31, 1996 was approximately $8.4 million.

      For 1997, the Company anticipates that its aggregate capital expenditures in its existing operating markets will be approximately $25.0 million, comprised primarily of subscriber installation equipment. In addition to expanding its subscriber base in its existing systems, the Company is seeking to launch additional systems, and applications have been made for the Company to operate wireless cable systems in 27 additional markets in Brazil. As a result of the uncertainty regarding the process for granting new concessions and licenses for MMDS services following a preliminary injunction issued by the Brazilian Federal Supreme Court and the Presidential Decree, there can be no assurance as to the grant of any such concessions and licenses and the timing of any such grants generally, or the grant of any such concessions and licenses and the timing of any grants to the Company. See "Item 1. Business--Regulatory Environment--License Procedures." Based on current market and operating conditions, the Company estimates that the average cost of launching and deploying any additional wireless cable operating system after the granting of a new license in the Company's application markets could be up to approximately $12.0 million, including construction of a headend facility, subscriber-related capital costs and funding initial development and marketing costs and operating losses, depending on factors particular to each market. The Company also from time to time may selectively pursue the acquisition of existing pay television systems, although it currently has no understanding, commitment or agreement with respect to any such acquisitions. The Company believes that the Company's current cash and internally generated funds, will be sufficient to fund its cash requirements for at least the next twelve months. In the longer term, the Company's funding needs are subject to a variety of factors, including the number and size of new system launches or acquisitions, the implementation of alternative transmission technologies and the offering of additional communications services. Accordingly, there can be no assurance that the Company will be able to meet its funding needs in the longer term.

INFLATION AND EXCHANGE RATES

      Inflation and exchange rate variations have had, and may continue to have, substantial effects on the Company's results of operations and financial condition. In periods of inflation, many of the Company's expenses will tend to increase. Generally, in periods of inflation, a company is able to raise its prices to offset the rise in its expenses and may set its prices without government regulation. However, under Brazilian law designed to reduce inflation, the rates which the Company may charge to a particular subscriber may not be increased until the next anniversary of the subscribers initial subscription date. Thus, the Company is less able to offset expense increases with revenue increases. Accordingly, inflation may have a material adverse effect on the Company's results of operations and financial condition.

      Generally, the effects of inflation in Brazil have been offset in part by devaluation of the Brazilian currency relative to the U.S. dollar. Devaluation of the real may also have an adverse effect on the Company. The Company collects substantially all of its revenues in reais, but pays certain of its expenses, including a substantial portion of its equipment costs and substantially all of its programming costs, in U.S. dollars. To the extent the real depreciates at a rate greater than the rate at which the Company raises prices, the value of the Company's revenues (as expressed in U.S. dollars) may be adversely affected. This effect on the Company's revenues may negatively impact the Company's ability to fund U.S. dollar-based expenditures. The Company does not currently seek to hedge exchange rate risks in the financial markets or otherwise, as it believes that the costs of such hedging outweigh the related risks. Accordingly, devaluation of the real may have a material adverse effect on the Company's results of operations and financial condition.

CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S FUTURE RESULTS.

     FACTORS RELATING TO BRAZIL GENERALLY

      GENERAL. Social, economic or political instability, among other developments in Brazil, could adversely affect the financial condition and results of operations of the Company. In the past, Brazil has suffered from high levels of inflation, low real growth rates and political uncertainty. Brazil is generally considered by investors to be an "emerging market" and thus political, economic, social or other developments in other such markets may adversely affect the Company.

      ECONOMIC UNCERTAINTY; EFFECTS OF EXCHANGE RATE FLUCTUATIONS. Brazil has experienced extremely high rates of inflation for many years. Inflation, as measured by the Getulio Vargas Foundation's General Index of Market Prices (the "IGPM Index"), was approximately 458% in 1991, 1,175% in 1992, 2,567% in 1993,
870% in 1994, 15% in 1995 and 8.19% in the first nine months of 1996. Inflation, government actions to combat inflation and public speculation about future actions have had significant negative effects on the Brazilian economy in general and have also contributed materially to economic uncertainty in Brazil. In periods of inflation, many of the Company's expenses will tend to increase. Generally, in periods of inflation, a company is able to raise its prices to offset the rise in its expenses and may set its prices without government regulation. However, under Brazilian law designed to reduce inflation, the rates which the Company may charge to a particular subscriber may not be increased until the next anniversary of the subscriber's initial subscription date. Thus, the Company is less able to offset expense increases with revenue increases. Accordingly, inflation may have a material adverse effect on the Company's results of operations and financial condition.

      Beginning in 1994, the Brazilian government commenced the "Real Plan," an economic stabilization plan designed to reduce inflation by, among other things, reducing certain public expenditures, collecting debts owed to the Brazilian government, increasing tax revenues and continuing the privatization of certain state-owned enterprises. On July 1, 1994, as part of the Real Plan, the Brazilian government introduced a new currency, the real. There can be no assurance that the Real Plan will continue to be successful in controlling the level of inflation, that future governmental actions will not trigger an increase in inflation or that inflation will not have a material adverse effect on the Company's results of operations and financial condition.

      Brazil's rate of inflation and the government's actions to combat inflation have also affected the relationship of the value of Brazil's currency to the value of the U.S. dollar. Historically, Brazil's currency frequently had been devalued in relation to the U.S. dollar. However, after its introduction, the real initially appreciated against the U.S. dollar. In an effort to address concerns about the possible overvaluation of the real relative to the U.S. dollar, and in light of the economic upheaval in Mexico that resulted from the rapid devaluation of the Mexican peso, the Brazilian government in March 1995 introduced new exchange rate policies which established a trading band for the real against the U.S. dollar. This band has been adjusted frequently, and, as of December 13, 1996, was between 1.0360 reais and 1.0410 reais per U.S. dollar. From September 30, 1995 to September 30, 1996, the real declined in value relative to the U.S. dollar by approximately 7.1%. There can be no assurance that the real will not again be devalued relative to the U.S. dollar, or that the real will not fluctuate significantly relative to the U.S. dollar.

      Substantially all of the Company's revenues are denominated in reais. A substantial portion of the Company's indebtedness is, and may be expected to continue to be, denominated in U.S. dollars. In addition, certain of the Company's operating expenses, including a substantial portion of its equipment costs and a portion of its programming costs, are denominated in U.S. dollars. Any devaluation of the Brazilian currency relative to any foreign currency in which debt or other obligations of the Company are denominated could result in a foreign exchange loss with respect to such indebtedness or obligations, if such devaluation were in excess of inflation and the rate at which the Company raises prices. Any devaluation could also force the Company to seek additional financing although the Company's ability to obtain such financing may be impaired by such event. As a result, the relationship of Brazil's currency to the value of the U.S. dollar and other currencies, and the rates of devaluation of Brazil's currency relative to the prevailing rates of inflation, may adversely affect the Company's financial condition and reported results of operations, as well as its ability to meet its debt service obligations and operating expenses. Moreover, if the Company cannot increase its prices to match the rate of inflation, even if the rate of inflation matches the rate of devaluation, the Company's ability to meet its debt service obligations and operating expenses may be impaired.

      The Company does not currently seek to hedge exchange rate risks in the financial markets or otherwise, as it believes that the costs of such hedging outweigh the related risks. As a result, the Company may experience economic loss with respect to its investments and fluctuations in its reported results of operations solely as a result of currency rate fluctuations, which may have a material adverse effect on the Company's financial condition.

      FOREIGN EXCHANGE CONTROLS AND EXCHANGE RATES. There are two legal foreign exchange markets in Brazil: the commercial rate exchange market (the "Commercial Market") and the floating rate exchange market (the "Floating Market"). Prior to the implementation of the Real Plan, the Commercial Market Rate and the Floating Market Rate differed significantly. There can be no assurance that there will not be significant differences between such rates in the future.

      RESTRICTIONS ON CONVERSION AND U.S. REMITTANCES ABROAD. The Brazilian Government has the authority under current legislation to impose restrictions on the remittance abroad of capital when a serious deficit in Brazil's balance of payments is seriously threatened or occurs, as it did for approximately six months in 1989 and early 1990, and on the conversion of reais into foreign currencies. Such restrictions may hinder or prevent the Company's Brazilian subsidiaries from purchasing equipment required to be paid for in U.S. dollars and from converting dividends or distributions or scheduled interest and principal payments into U.S. dollars and remitting U.S. dollars to TV Filme and from making payment on judgments obtained in a court in Brazil. Such restrictions could adversely affect the Company. The Company could also be adversely affected by delays in, or a refusal to grant, any required Brazilian governmental approval for conversion of real payments and remittances abroad in respect of such dividends, distributions, interest and principal payments.

      There can be no assurance that the Brazilian Government will not in the future impose more restrictive foreign exchange regulations that would have the effect of eliminating or restricting the Company's or any of its subsidiaries access to foreign currency that would be required to meet its foreign currency obligations. The likelihood of the imposition of such restrictions by the Brazilian Government may be affected by, among other factors, the extent of Brazil's foreign currency reserves, the availability of foreign currency in the foreign exchange markets on the date a payment is due, the size of Brazil's debt service burden relative to the economy as a whole, and Brazil's policy toward the International Monetary Fund and political constraints to which Brazil may be subject.

      POLITICAL UNCERTAINTY. Historically, the Brazilian Government has often changed monetary, credit, tariff and other policies to influence the course of Brazil's economy. Such government actions have included wage and price controls as well as other measures, such as freezing bank accounts, imposing capital controls and inhibiting imports and exports. A primary objective of the Brazilian Government in recent years has been to control government spending. Some progress has been made, but fiscal deficits remain high. Reducing the deficit is made more difficult by Brazil's Constitution, which requires the Brazilian Government to make substantial funds available to the state administrations, while limiting the Brazilian Government's ability to raise sufficient funds from taxes. Changes in policy involving, among other things, tariffs, exchange controls, regulatory policy and taxation, as well as events such as inflation, devaluation, social instability or other political, economic or diplomatic developments, could adversely affect the Brazilian economy and have a material adverse effect on the Company's results of operations and financial condition.

      The Brazilian political environment has been marked by high levels of uncertainty since Brazil returned to civilian rule in 1985 after 20 years of military government. The death of a President-elect in 1985 and the resignation of another President in 1992 in the midst of his impeachment trial, as well as frequent turnover at and immediately below the cabinet level, have contributed to delays in the adoption of coherent and sustained policies to confront the country's economic issues. Mr. Fernando Henrique Cardoso, Brazil's Finance Minister at the time of the implementation of the Real Plan, was elected President of Brazil in October 1994 and took office in January 1995. President Cardoso was elected by a coalition of political parties, and, as a result, his administration may be required to accept more compromises than if his party controlled the Brazilian legislature. In addition, the President is ineligible for re-election when his current term expires in 1998. President Cardoso has supported the Real Plan, the reduction of inflation, privatization measures and certain free-market policies. However, many political factions oppose certain of the administration's policies, and there can be no assurance that any of the administration's policies, including the Real Plan, will be supported by the legislature.


     FACTORS RELATING TO THE COMPANY

      SUBSTANTIAL LEVERAGE. In December 1996, TV Filme issued $140 million aggregate principal amount of Senior Notes. At December 31, 1996, the Company had total long-term debt of approximately $140.2 million and stockholders' equity of approximately $37.7 million. The Company's leverage could: (i) impair the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes in the future; (ii) require that a substantial portion of the Company's future cash flow from operations be dedicated to the payment of principal and interest on its indebtedness; (iii) hinder the Company's ability to adjust rapidly to changing market conditions; and (iv) make the Company more vulnerable in the event of a downturn in general economic conditions or its business. The long term growth of the Company depends, in part, on its ability to expand by the development or acquisition of new operating systems and, therefore, an inability to finance such development or acquisitions through borrowed funds could have a material adverse effect on the Company's operations.

      HOLDING COMPANY STRUCTURE; DEPENDENCE ON SUBSIDIARIES. TV Filme conducts its operations through, and substantially all of TV Filme's assets are owned by, TV Filme's direct and indirect subsidiaries. Because TV Filme is a holding company, its ability to distribute dividends and meet its debt obligations will be primarily dependent upon the earnings of its subsidiaries and the distribution of those earnings to, or upon loans or other payment of funds by the subsidiaries to, the Company. The subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts to creditors of the Company or to make any funds available therefor, whether by dividends, loans or other payments. In addition, the payment of dividends from such subsidiaries and the payment of any interest on or the repayment of any principal of any loans or advances made to TV Filme by its subsidiaries, or by TV Filme to its subsidiaries (i) may be subject to statutory or contractual restriction, (ii) are contingent upon the earnings of such subsidiaries and (iii) are subject to various business considerations.

      LIMITED OPERATING HISTORY; LACK OF PROFITABLE OPERATIONS; MANAGEMENT OF GROWTH. The Company commenced operations in Brasilia in October 1990, in Goiania in January 1995 and in Belem in February 1995. Since inception, the Company has sustained substantial operating losses, due primarily to start-up costs and charges for depreciation and amortization of capital expenditures to develop its wireless cable systems. The Company expects to experience net losses as it expands its existing systems and develops additional systems. There can be no assurance that the Company will be profitable or will generate positive cash flow in future years. The Company is experiencing rapid growth, which could place a significant strain on its operational and personnel resources. The Company's growth will require it to continue to improve its operational and financial systems and to train, motivate and manage its employees. If management is unable to manage the Company's growth effectively, or if the productivity of its employees falls below expectations, it could have a material adverse effect on the Company's results of operations and financial condition.

      NEED FOR ADDITIONAL FINANCING FOR GROWTH. The growth of the Company's business requires substantial investment on a continuing basis to finance (i) capital expenditures and expenses related to subscriber growth and system development, (ii) the acquisition of new pay television licenses and operations and (iii) net losses. There can be no assurance that the Company will be able to obtain additional debt and equity capital on satisfactory terms, or at all, to meet its future financing needs. Furthermore, the Indenture restricts the amount of additional Indebtedness (as defined therein) the Company may incur, subject to certain qualifications and exceptions. Failure to obtain any required additional financing could adversely affect the growth of the Company and, ultimately, could have a material adverse effect on the Company.

      RISKS ASSOCIATED WITH NEW MARKETS AND GROWTH STRATEGY. Applications have been made for the Company to operate wireless cable systems in an additional 27 markets in Brazil. As a result of the issuance by the Brazilian Federal Supreme Court of a preliminary injunction with respect to regulations relating to the granting of new concessions and licenses for the rendering of commercial telecommunications services in Brazil and the Presidential Decree, which decree revokes such regulations, the process of granting new concessions and licenses for MMDS is uncertain. Until such time as further government action is taken to provide for the granting of new concessions and licenses for MMDS services, there can be no assurance as to the grant of any such concessions and licenses and the timing of any such grants generally, or the grant of any such concessions and licenses and the timing of any grants to the Company. The Company also may seek to enter into operating agreements with pay television license holders other than TV Filme Servicos or seek to acquire licenses granted to others, but there can be no assurance that the Company will be able to enter into any such operating agreements or consummate any such license acquisitions. The Company believes that the cost of purchasing or acquiring licenses has increased substantially in recent years and will continue to increase, due to increased competition. Similarly, the cost of operating wireless cable systems has increased due to competition. Based on current market and operating conditions, the Company estimates that the cost of launching and deploying any additional wireless cable operating system after the granting of a new license could be up to approximately $12.0 million, including construction of a headend facility, subscriber-related capital costs and funding initial development and marketing costs and operating losses, depending on factors particular to each market. The Company's ability to expand successfully through acquisitions depends on many factors, including the successful identification and acquisition of such systems and management's ability to integrate and operate the acquired businesses effectively. The Company may compete for new system opportunities with other companies that have significantly greater financial and managerial resources. There can be no assurance that the Company will be successful in obtaining new licenses or launching or acquiring any new pay television systems or that the Company will be able to integrate successfully any acquired systems into its current business and operations. The failure of the Company to obtain new licenses or launch or acquire new pay television systems could impede its growth. The failure of the Company to integrate successfully acquired systems could have a material adverse effect on the Company's results of operations and financial condition.

      In order to finance further subscriber growth, capital expenditures and related expenses for additional system development and acquisitions, the Company may require additional funds in the future. The amount and timing of the Company's future capital requirements will depend upon a number of factors, many of which are not within the Company's control, including the grant of new licenses, programming costs, capital costs, competitive conditions and the costs of any necessary implementation of technological innovations or alternative technologies. There can be no assurance that the Company's future capital requirements will be met or will not increase as a result of future acquisitions, if any. Failure to obtain any required additional financing could adversely affect the growth of the Company and, ultimately, could have a material adverse effect on the Company's results of operations and financial condition.

      COMPETITION. Through its affiliate, TV Filme Servicos, the Company is the only entity licensed to operate wireless cable systems in Brasilia, Goiania and Belem. The Company's principal pay television competitor in the city of Brasilia is NET Brasilia, and in the city of Goiania is Multichannel, both of which are hardwire cable operators. There currently is no hardwire or other wireless cable provider in the city of Belem. In addition to other wireless cable and hardwire cable operators, wireless cable operators in Brazil face or may face competition from several other sources, DTH systems, DBS, local off-air VHF/UHF channels, home videocassette recorders and out-of-home theaters. Legislative, regulatory and technological developments may result in additional and significant competition. Competition in the pay television industry is based upon program offerings, customer service, reliability and pricing. Many actual and potential competitors have greater financial, marketing and other resources than the Company. No assurance can be given that the Company will be able to compete successfully.

      GOVERNMENT REGULATION. The Company's business activities are regulated by the Ministry of Communications. Such regulation relates to, among other things, licensing, local access to MMDS systems, commercial advertising and foreign investment in MMDS systems. Changes in the regulation of the Company's business activities, including decisions by regulators affecting the Company's operations (such as the granting or renewal of licenses or decisions as to the subscription rates the Company may charge its customers) or changes in interpretations of existing regulations by courts or regulators, could adversely affect the Company. The Company's MMDS licenses may not be transferred without regulatory approval. Any new regulations could have a material adverse effect on the pay television industry, as a whole, and on the Company, in particular.

      DEPENDENCE ON SUPPLIERS. The Company is dependent on certain suppliers of its programming and equipment. The Company currently purchases substantially all of its programming from Tevecap and its subsidiaries pursuant to the Programming Agreement. The terms of the Programming Agreement terminate in July 2004. Although the Company has no reason to believe that such agreement will be canceled or will not be renewed upon its expiration, if such agreement is canceled or not renewed, the Company will have to seek programming from other sources. In addition, there can be no assurance that other programming will be available to the Company on acceptable terms or at all or, if so available, that such programming will be acceptable to the Company's subscribers. Additionally, there can be no assurance that programming will be available to the Company in its application markets on acceptable terms, although Tevecap has agreed to provide programming on a non-exclusive basis in most of such application markets pursuant to the Programming Agreement. There also can be no assurance that Tevecap's and its subsidiaries' contracts with their individual program suppliers are or will remain exclusive, will not be canceled or will be renewed upon expiration. There can be no assurance that if Tevecap's contracts are canceled or not renewed, other programming will be available to Tevecap on acceptable terms or at all.

      The Company currently purchases decoders and antennas from a limited number of sources. The inability to obtain sufficient components as required from such sources, or to develop alternative sources if and as required in the future, could result in delays or reductions in customer installations which, in turn, could have a material adverse effect on the results of operations and financial condition of the Company.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The following statements are filed as part of this Annual Report on Form 10-K:

                                                                      FORM 10-K
                                                                       PAGE NO.
                                                                      ----------
FINANCIAL STATEMENTS:

  TV Filme, Inc.:
      Report of Independent Auditors................................      25
      Consolidated Balance Sheets as of December 31, 1995 and 1996        26
      Consolidated Statements of Operations for the years ended
        December 31, 1994, 1995, and 1996............................     27
      Consolidated Statements of Changes in Stockholders' Equity
        for the years ended December 31, 1994, 1995 and 1996.........     28
      Consolidated Statements of Cash Flows for the years ended
        December 31, 1994, 1995 and 1996.............................     29
      Notes to Consolidated Financial Statements.....................     30




      All schedules have been omitted because they are inapplicable or the requested information is shown in the consolidated financial statements or related notes.

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors
TV Filme, Inc.

      We have audited the accompanying consolidated balance sheets of TV Filme, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TV Filme, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the three years ended December 31, 1996, in conformity with generally accepted accounting principles in the United States.




                                                ERNST & YOUNG
                                                AUDITORES INDEPENDENTES S.C.

Sao Paulo, Brazil
March 26, 1997

                           TV FILME, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1995         1996
                                                          ----         ----
                                                      (In thousands of dollars)

ASSETS
Current assets:
  Cash and cash equivalents.........................   $      43     $116,355
  Accounts receivable, net..........................       1,781        3,607
  Supplies..........................................       1,632        2,721
  Prepaids expenses and other current assets........         497        1,175
  Pledged securities-current........................          --       16,159
                                                       ---------     --------
      Total current assets..........................       3,953      140,017
Property, plant and equipment, net..................      18,870       38,333
Pledged securities..................................           -       17,353
Debt issuance costs.................................           -        6,036
Other assets........................................         860        1,190
                                                       ---------     --------
      Total assets..................................   $  23,683     $202,929
                                                       =========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable....................................   $   6,876     $ 11,106
Short-term debt.....................................           -        2,996
Payroll and other benefits payable..................       1,283        1,538
Accrued interest payable............................           -          502
Accrued liabilities and taxes payable...............         361          412
Payables to affiliates-current......................       1,863          200
                                                       ---------     --------
      Total current liabilities.....................      10,383       16,754
Payables to affiliates-long term....................         400          200
Deferred installation fees..........................       5,005        8,227
Senior Notes........................................           -      140,000
Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000
    shares authorized, no shares issued.............           -            -
  Common stock, $.01 par value, 50,000,000
    shares authorized, 6,193,996 and 10,166,176
    shares issued and outstanding in 1995 and 1996..          62          102
    Additional paid-in capital......................      10,070       41,825
    Deficit.........................................      (2,237)      (4,179)
                                                        --------      -------
      Total stockholders' equity....................       7,895       37,748
                                                       ---------     --------
      Total liabilities and stockholders' equity....   $  23,683     $202,929
                                                       =========     ========







                               See accompanying notes.

                           TV FILME, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    YEAR ENDED DECEMBER 31,
                                           -------------------------------------
                                                 1994        1995         1996
                                                 ----        ----         ----
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues....................................    $ 2,438     $11,404     $31,388
                                                -------     -------     -------

Operating costs and expenses:
  System operating-Note 3...................        773       2,957       9,593
  Selling, general and administrative.......      2,394       8,975      16,737
  Depreciation and amortization.............        365       2,049       5,921
                                                -------     -------     -------
      Total operating costs and expenses....      3,532      13,981      32,251
                                                -------     -------     -------
      Operating loss........................     (1,094)     (2,577)       (863)
                                                =======     =======     =======

Other income (expense):
  Interest expense - Note 3.................         (2)        (49)     (1,049)
  Interest and other income - Note 3........        932         475         664
  Exchange and translation gains (losses)...        682         (66)       (762)
                                                -------     -------     -------
      Total other income (expense)..........      1,612         360      (1,147)
                                                -------     -------     -------
Net income (loss)...........................    $   518     $(2,217)    $(2,010)
                                                =======     =======     =======

Net income (loss) per share.................    $  0.08     $ (0.27)    $ (0.22)
                                                =======     =======     =======

Weighted average number of shares of
  common stock and common stock equivalents.      6,885       8,086       9,256
                                                =======     =======     =======





                               See accompanying notes.

                           TV FILME, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     FOR THE THREE YEARS ENDED DECEMBER 31, 1996


                                                                COMMON STOCK          ADDITIONAL
                                                          ------------------------     PAID-IN
                                                            SHARES       PAR VALUE     CAPITAL        DEFICIT       TOTAL
                                                            ------       ---------    ----------      -------       -----
                                                                       (In thousands of dollars, except shares)


BALANCE AT DECEMBER 31, 1993 .........................    $ 2,596,352     $     26     $  1,494      $   (538)     $    982
Issuance of common stock .............................      2,126,132           21        4,979            --         5,000
Exercise of stock options ............................        274,756            3           (3)           --            --
Net income for the year ..............................             --           --           --           518           518
                                                          -----------     --------     --------      --------      --------
BALANCE AT DECEMBER 31, 1994 .........................      4,997,240           50        6,470           (20)        6,500
Issuance of common stock .............................      1,052,924           11        3,289            --         3,300
Non-cash compensation ................................             --           --          312            --           312
Exercise of stock options ............................        143,832            1           (1)           --            --
Net loss for the year ................................             --           --           --        (2,217)       (2,217)
                                                          -----------     --------     --------      ----------    --------
BALANCE AT DECEMBER 31, 1995 .........................      6,193,996           62       10,070        (2,237)        7,895
Issuance of common stock and warrants.................      1,097,180           11        7,140            --         7,151
Non-cash compensation ................................             --           --          272            --           272
Initial public offering of common stock,
 net of costs ........................................      2,875,000           29       24,343            --        24,372
Equity adjustment for restructuring ..................             --           --           --            68            68
Net loss for the year ................................             --           --           --        (2,010)       (2,010)
                                                          -----------     --------     --------      --------     ---------
BALANCE AT DECEMBER 31, 1996..........................    $10,166,176     $    102     $ 41,825      $ (4,179)    $  37,748
                                                          ===========     ========     ========      ========     =========



                               See accompanying notes.

                           TV FILME, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                      YEAR ENDED DECEMBER 31,
                                                                           -----------------------------------------
                                                                               1994          1995            1996
                                                                               ----          ----            ----
                                                                                        (In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ................................................          $   518       $  (2,217)      $  (2,010)
Adjustments to reconcile net loss to net cash
provided by operating activities:
  Depreciation and amortization ....................................            365           2,049           5,921
  Provision for losses on accounts receivable ......................             --             315           1,296
  Non-cash compensation ............................................             --             312             272
  Amortization of debt issuance costs ..............................             --              --              14
  Increase in deferred installation fees ...........................            934           3,884           3,222
Changes in operating assets and liabilities:
  Increase in accounts receivable ..................................           (369)         (1,669)         (3,122)
  Increase in supplies .............................................           (517)           (980)         (1,089)
  Increase in prepaids expenses and other current assets............            (76)           (419)           (678)
  Increase in other assets .........................................           (914)            (77)           (421)
  Increase in accounts payable .....................................            549           5,803           4,230
  Increase in payroll and other benefits payable ...................            403             815             255
  Increase in accrued interest payable .............................             --              --             502
  Increase in accrued liabilities and taxes payable ................             10             315              51
                                                                            -------       ---------       ---------
Net cash provided by operating activities ..........................            903           8,131           8,443
                                                                            -------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions:
  Property, plant and equipment ....................................         (3,637)        (16,621)        (25,225)
                                                                            -------       ---------       ---------
Net cash used in investing activities ..............................         (3,637)        (16,621)        (25,225)
                                                                            -------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in short-term debt ........................................             --              --           2,996
Proceeds from initial public offering, net of costs ................             --              --          24,372
Proceeds from issuance of senior notes, net of costs ...............             --              --         133,950
Pledged securities .................................................             --              --         (33,512)
Issuance of common stock and warrants ..............................          5,000           3,300           7,151
Increase (decrease) in payables from affiliates ....................            800           1,463          (1,863)
(Increase) decrease in receivables from affiliates..................         (1,426)          2,111            --
                                                                            -------       ---------       ---------
Net cash provided by financing activities ..........................          4,374           6,874         133,094
                                                                            -------       ---------       ---------

Net change in cash and cash equivalents ............................          1,640          (1,616)        116,312

Cash and cash equivalents at beginning of year .....................             19           1,659              43
                                                                            -------       ---------       ---------

Cash and cash equivalents at end of year ...........................        $ 1,659       $      43       $ 116,355
                                                                            =======       =========       =========


                               See accompanying notes.

                        TV FILME, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      1. Summary of Significant Accounting Policies

      A. COMPANY BACKGROUND

      In connection with an initial public offering of its Common Stock (the "Initial Public Offering"), TV Filme, Inc. (the "Company") was formed in April 1996 to become the holding company of and successor to ITSA-Intercontinental Telecomunicacoes S.A. and its subsidiaries ("ITSA"). The transfer of ITSA to the Company has been accounted for in a manner similar to a pooling of interests. ITSA was formed in May 1994 as a holding company for and successor to TV Filme Servicos de Telecomunicacoes S.A. ("TVFSA"). The transfer of TVFSA to ITSA has been accounted for in a manner similar to a pooling of interests.

      In connection with the Initial Public Offering, the Company has entered into a restructuring (the "Restructuring") pursuant to which all of the preferred stock of ITSA was converted into common stock of ITSA, based on the conversion rates at the date of issuance of the preferred stock. Each share of common stock of ITSA was exchanged for 1,844 shares of Common Stock of the Company. As all of the preferred stock of ITSA has been converted and there were no preferred dividends paid or due as a result of the conversion, all preferred and common stock issuances of the predecessor companies have been reflected as issuances of Common Stock of the Company. Prior to the consummation of the Initial Public Offering and the Restructuring, TVFSA operated the Company's wireless cable system in Brasilia, and held the licenses to operate the Company's wireless cable systems in Brasilia, Goiania and Belem. ITSA owned substantially all of TVFSA, TV Filme Goiania Servicos de Telecomunicacoes Ltda. ("TV Filme Goiania") and TV Filme Belem Servicos de Telecomunicacoes Ltda. ("TV Filme Belem"). Pursuant to the Restructuring, (i) 51% of the voting stock of TVFSA was transferred to an entity, all of which is owned by certain existing shareholders of ITSA who are Brazilian nationals, with ITSA retaining 49% of the voting stock and 83% of the economic interests in TVFSA; (ii) the operating assets of the wireless cable system of Brasilia were transferred from TVFSA to TV Filme Brasilia Servicos de Telecomunicacoes Ltda. ("TV Filme Brasilia"), which is substantially owned by ITSA; and (iii) TVFSA has entered into various agreements with ITSA and its subsidiaries pursuant to which, among other things, TVFSA has authorized ITSA to operate the existing wireless cable systems under its current licenses. Subsequent to the Restructuring and the Initial Public Offering, the Company owns 100% of ITSA, which holds 49% of the voting stock and 83% of the economic interests of TVFSA and 100% of TV Filme Brasilia, TV Filme Goiania and TV Filme Belem.

      Accordingly,  the consolidated financial statements of the Company include
(i) TVFSA on a historical basis from inception through May 1994 and (ii) ITSA and its subsidiaries on a historical basis since May 1994 as though they have been part of the Company for all periods presented. All significant intercompany transactions and balances have been eliminated in consolidation.

      The Company develops, owns and operates pay television systems in mid-sized markets in Brazil. The Company has established wireless cable operating systems in the cities of Brasilia, Goiania and Belem. Applications have been made for the Company to operate systems in an additional 27 markets in Brazil. Although the economic situation in Brazil has improved since July 1994, when the government introduced the Real Plan, a return to high levels of inflation and currency fluctuations could adversely affect the Company's operations.

      B. METHOD OF PRESENTATION

      The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States in U.S. dollars. Amounts in Brazilian currency have been remeasured into U.S. dollars in accordance with the methodology set forth in Statement of Financial Accounting

Standards No. 52 as it applies to entities operating in highly inflationary economies. Supplies, property, plant and equipment, intangibles and deferred installation fees and the related income statement accounts are remeasured at exchange rates in effect when the assets were acquired or the liabilities were incurred. All other assets and liabilities are remeasured at year end exchange rates, and all other income and expense items are remeasured at average exchange rates prevailing during the year. Remeasurement adjustments are included in exchange and translation gains (losses).

      C. NET LOSS PER SHARE

      Net loss per share is calculated using the weighted average number of shares of stock outstanding during the period together with the number of shares issuable upon the exercise of options and warrants issued during the twelve months prior to the filing of the Initial Public Offering. The computation of fully diluted pro forma net loss per share of common stock was antidilutive; therefore, the amounts reported for primary and fully diluted loss per share are the same.

      D. CASH EQUIVALENTS

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

      E. SUPPLIES

      Supplies are recorded at the lower of cost or market.

      F. PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment are stated at cost. The Company capitalizes materials, subcontractor costs, labor and overhead incurred associated with initial subscriber installations. The Company continues to depreciate the full installation cost subsequent to any subscriber disconnections.

      Depreciation is computed on the straight-line basis using estimated useful lives ranging from 5 to 10 years for buildings and leasehold improvements, 5 years for machinery and equipment, furniture and fixtures and installation costs.

      G. INTANGIBLE ASSETS

      Intangible assets are comprised primarily of pay television licenses, which are amortized on a straight-line basis over a period of 10 years. Accumulated amortization at December 31, 1995 and 1996 was $131,000 and $159,000, respectively.

      H. REVENUE RECOGNITION

      Revenues from subscribers are recognized in the period service is rendered. Installation fees are recognized as revenue to the extent of direct selling costs incurred, with the remainder deferred and amortized to income over a five year period.

      I. ALLOWANCE FOR DOUBTFUL ACCOUNTS

      The Company had an allowance for doubtful accounts of $315,000 and $666,000 at December 31, 1995 and 1996, respectively. Charges to the allowance during 1995 and 1996 were $0 and $945,000, respectively.

      J. STOCK OPTIONS

      The Company accounts for stock options granted to employees in accordance with the provisions of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, because the exercise price of the Company's employee stock option grants is greater than or equal to the market price on the date of grant, no compensation is recognized.

      K. INTEREST EXPENSE

      Interest expense approximates the amount of cash interest paid.

      L.  USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      M.  RECLASSIFICATION

      Certain 1994 and 1995 amounts have been reclassified to conform to the 1996 presentation.

      2. Property, Plant and Equipment

      Property,  plant and  equipment is comprised of the  following at December
31:

                                                   1995          1996
                                                   ----          ----
                                               (In thousands of dollars)

Building and leasehold improvements............ $    597      $    665
Machinery and equipment........................   10,288        19,956
Furniture and fixtures.........................      308           610
Installation costs.............................    9,948        25,136
                                                --------      --------
                                                  21,141        46,367
Accumulated depreciation.......................   (2,271)       (8,034)
                                                --------      --------
                                                $ 18,870      $ 38,333
                                                ========      ========


      Depreciation expense of $350,000, $1,933,000 and $5,762,000 is included in the statements of operations for the years ended December 31, 1994, 1995 and 1996, respectively.

      3. Related Party Transactions

      Substantially all programming is supplied by a subsidiary of Tevecap S.A. ("Tevecap"), a stockholder of the Company, pursuant to a programming contract. Amounts paid to such affiliate in 1994, 1995 and 1996 were $178,000, $1,334,000 and $6,731,000, respectively, net of discounts on programming fees compared to list prices. Such discounts were received during 1994 and the first ten months of 1995, and in 1994 and 1995 were $340,000 and $539,000, respectively. No discounts were received in 1996 and such discounts are not expected to recur. The Company purchases from Tevecap a program guide which it distributes to its subscribers monthly. Amounts paid to Tevecap in 1994, 1995 and 1996 were $0, $113,000 and $750,000, respectively.

      Receivables from Tevecap and Abril S.A. ("Abril"), the majority stockholder of Tevecap, bear interest at the Brazilian interbank rate ("CDI") then in effect or at CDI plus 0.8%. The rate in effect ranged from 3.48% to 4.27% per month during 1995. Interest income from such affiliates was $433,000 in 1995.

      In 1994, the Company purchased two licenses to operate wireless cable systems from Abril for $400,000 each, payable in four equal annual installments, which do not bear interest. Included in payables to affiliates at December 31, 1995 and 1996 is $600,000 and $400,000, respectively, related to this purchase. Other payables to Abril (and its affiliates) bear interest at the CDI plus 0.8%, which ranged from 3.24% to 4.41% per month. Interest expense to Abril (and its affiliates) was $433,000 in 1996.

      The Company purchases equipment and supplies from vendors under irrevocable letters of credit. Total issued and outstanding letters of credit at December 31, 1995 and 1996 were $6,683,000 and $7,296,000. Abril and a subsidiary of Tevecap guarantee such obligations from time to time. At December 31, 1995 and 1996, issued and outstanding letters of credit secured by affiliates were $4,155,000 and $4,097,000, respectively. The maturity date of such letters of credit range from 30 days to 360 days.

      4. Stockholders' Equity

      In July 1994, the Company issued and sold 2,126,132 shares of Common Stock to Warburg, Pincus Investors, L.P. for a purchase price of $5,000,000.

      In August 1995, the Company issued and sold 1,052,924 shares of Common Stock to Warburg, Pincus Investors, L.P. for purchase price of $3,300,000.

      In 1994 and 1995, the Company issued options to purchase 125,392 and 99,576 shares of Common Stock, respectively, to officers of the Company. All options were vested at the date of grant. The fair value of the stock at the date of the 1995 grant was deemed to be $312,000 and, therefore, a charge for non-cash compensation of $312,000 was recorded in 1995 and included in selling, general and administrative expenses. All options were exercised in the year of grant.

      As a finders' fee in connection with the equity offerings in 1994 and 1995, the Company granted options to purchase 193,620 shares of Common Stock to two advisers at a nominal exercise price. In 1994 and 1995, such options for 149,364 and 44,256 shares, respectively, were exercised.

      In March 1996, the Company issued and sold 783,700 shares of Common Stock and warrants to purchase an additional 567,952 shares of Common Stock to Warburg, Pincus Investors, L.P. for approximately $5.1 million, and issued and sold 287,664 shares of Common Stock and warrants to purchase an additional 208,372 shares of Common Stock to Tevecap for approximately $1.9 million. Such warrants are exercisable at $6.52 per share.

      Immediately prior to the consummation of the Initial Public Offering, in connection with the Restructuring, the Company issued 3,962,756, 1,456,760, 254,472, 254,472 and 1,069,520 shares of Common Stock to Warburg, Pincus Investors, L.P., Tevecap, Mr. Hermano Studart Lins de Albuquerque, Mr. Carlos Andre Studart Lins de Albuquerque and Mrs. Maria Nise Studart Lins de Albuquerque, respectively, with a value at the initial public offering price of $10.00 per share of $39,627,560, $14,567,600, $2,544,720, $2,544,720 and
$10,695,200, respectively. Such shares were issued in exchange for all of their shares of common stock of ITSA, which have the same value as the shares of Common Stock received in the exchange.

      Immediately prior to the consummation of the Initial Public Offering, in connection with the Restructuring, the Company issued warrants to purchase 567,952 shares of Common Stock to Warburg, Pincus, warrants to purchase 208,372 shares of Common Stock to Tevecap and warrants to purchase 18,440 shares of Common Stock to two other stockholders of the Company in exchange for all of their warrants to purchase shares of common stock of ITSA.

      The Company recorded non-cash compensation of $272,000 in 1996 in connection with the issuance of 23,121 shares of Common Stock to officers of the Company, which amount has been included in selling, general and administrative expenses.

      5.  Stock-Option Plan

      In connection with the Initial Public Offering, the Board of Directors of the Company adopted and the stockholders of the Company approved the 1996 Stock Option Plan (the "Plan"). The Plan provides for the grant of stock options to officers, key employees, consultants and directors of the Company. The Plan is administered by the Compensation Committee of the Board and the total number of shares of Common Stock for which options may be granted pursuant to the Plan is 936,432, subject to certain adjustments reflecting changes in the Company's capitalization. The Plan allows the granting of incentive stock options, which may not have an exercise price below the greater of par value or the market value on the date of grant, and non-qualified stock options, which have no restrictions as to exercise price other than the exercise price cannot be below par value. All options must be exercised no later than 10 years from the date of grant. Options to purchase 407,000 shares of Common Stock were granted upon the consummation of the Initial Public Offering, 297,000 of which are exercisable at $10.00 per share, and 110,000 of which are exercisable at $11.00 per share, and which generally vest 20% per year for five years beginning on the first anniversary of consummation of the Initial Public Offering. Options to purchase an additional 10,000 shares of Common Stock were granted in December 1996 at an exercise price of $11.75.

      Pro forma information regarding net loss and loss per share has been determined as if the Company had accounted for its employee stock options under the fair value method of FASB Statement No. 123, "Accounting for Stock-Based Compensation." The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996: risk-free interest rate of 6.3%, dividend yield of 0%; volatility factor of the expected market price of the Common Stock of .46; and a weighted-average expected life of the option of 7.5 years.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information for the year ended December 31, 1996 follows (in thousands of dollars):

                      Pro forma net loss         $(2,208)

                      Pro forma loss per share      (.22)


      6. Long-term debt

      On December 20, 1996, the Company issued $140 million principal amount of 12-7/8% Senior Notes due December 15, 2004 (the "Senior Notes"). The proceeds of the Senior Notes were loaned to ITSA and evidenced by an intercompany note. Interest is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 1997. Of the $140 million loaned to ITSA, approximately $33.5 million was used to purchase government securities, scheduled interest and principal payments on which is in an amount sufficient to provide for payment in full when due of the first four scheduled interest payments on the Senior Notes. In connection with the transfer of the proceeds of the Senior Notes to ITSA and remittance of reais to U.S. dollars, the Company incurred exchange losses of approximately $600,000. This amount was reflected in exchange and translation gain (losses) at December 31, 1996. Debt issuance costs are capitalized and amortized over the period of the debt under the effective yield method.

      The Senior Notes are redeemable on or after December 15, 2000 at the option of the Company, in whole or in part from time to time, at specified redemption prices declining annually to 100% of the principal amount on or after December 15, 2003, plus accrued interest. The Senior Notes contain certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness and pay dividends or make certain other distributions. Upon a change of control, the Company is required to make an offer to purchase the Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any. In accordance with the covenants of the Senior Notes, at December 31, 1996, the Company is unable to make any dividend payments.

      The Company believes the recorded value of the Senior Notes approximates the fair value at December 31, 1996.

      7. Income Taxes

      The reasons for the difference between total tax expense (benefit) and the amount computed by applying the effective Brazilian tax rate to income before income taxes are as follows:

                                              1994     1995      1996
                                              ----     ----      ----

                                              (IN THOUSANDS OF DOLLARS)
Income taxes (benefit) at effective
      Brazilian rate........................    $249   $(1,064)   $ (613)
Effect of monetary adjustments under
      Brazilian tax law.....................    (709)      765        --
Nondeductible compensation expense..........      --       150        78
Effect of change in tax rate................      --       267      (232)
Other ......................................      --       198        --
Increase (decrease) in valuation allowance..     460      (316)      767
                                              ------   -------    ------
Tax expense (benefit).......................     --        --         --
                                              ======   =======    ======


      The Company has not recognized any future income tax benefit for its net operating loss carryforwards in excess of net deferred tax liabilities as it is not assured that it will be able to realize a benefit for such losses in the future. The net operating loss carryforwards amounted to $12.2 million at December 31, 1996, of which approximately $1.2 million was attributable to TV Filme Servicos. As a result of the Restructuring, the net operating loss carryforwards of TV Filme Servicos, which is no longer a wholly-owned subsidiary of the Company, are available only to offset its own income and are not available to offset any profits generated by TV Filme and its consolidated subsidiaries. Under Brazilian law, net operating losses may be carried forward for an unlimited period of time. Use of these losses, however, is restricted to 30% of taxable income in a tax period.

      Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The approximate effect of temporary differences as of December 31, 1995 and 1996 is as follows:

                                                           1995    1996
                                                           ----    ----
                                                          (In thousands of
                                                             dollars)

Deferred tax assets
Net operating loss carryforwards......................... $1,596  $ 4,155
Deferred installation fees...............................  1,526    2,715
Other....................................................    309      623
                                                          ------  -------
                                                           3,431    7,493
Valuation allowance......................................  (413)  (1,180)
                                                          ------  -------
                                                          $3,018  $ 6,313
                                                          ======  =======

Deferred tax liabilities
Fixed assets............................................. $2,670  $ 6,313
Other....................................................    348       --
                                                          ------  -------
                                                          $3,018  $ 6,313
                                                          ======  =======


      Effective January 1, 1996, the effective Brazilian tax rate declined from 48% to 30.5%. This has been reflected in the deferred tax assets and liabilities at December 31, 1995. Effective January 1, 1997, the effective Brazilian tax rate increased from 30.5% to 33.5%. This has been reflected in the deferred tax assets and liabilities at December 31, 1996.

      7. Commitments

      The Company leases office space and vehicles and has entered into various transmission tower rental agreements. Rent expense amounted to approximately $128,000, $1,395,000 and $2,062,000 for the years ended December 31, 1994, 1995 and 1996, respectively. A substantial number of these rental agreements are renewed on a continuous basis. The Company also has entered into various contracts to secure programming. These agreements are readjusted periodically.

      Lease commitments at December 31, 1996 are as follows:


1997...........................................................  $2,432,000
1998...........................................................   1,243,000
1999...........................................................      64,000
2000...........................................................      20,000


      At December 31, 1996, payables to affiliates include $400,000 related to the purchase by the Company of two licenses to operate wireless cable systems (see Note 3). Payments for such licenses of $200,000 are required in each of 1997 and 1998.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE.

      None.

                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information with respect to executive officers of the Company is presented in Item 4 of this Report under the caption "Executive Officers of the Company."

      The information appearing under the captions "Proposal 1 - Election of Directors", "Certain Transactions" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement") is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION.

      Information appearing under the caption "Executive Compensation" in the 1997 Proxy Statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Information appearing under the caption "Security Ownership of Beneficial Owners and Management" in the 1997 Proxy Statement is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information appearing under the caption "Certain Transactions" in the 1997 Proxy Statement is incorporated herein by reference.


                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)   1.    Financial Statements.

      The financial statements are included in Part II, Item 8. of this Report.

      2. Financial Statement Schedules and Supplementary Information Required to be Submitted.

      All schedules have been omitted because they are inapplicable or the required information is shown in the consolidated financial statements or notes.

(B) Reports on Form 8-K.

      The Company filed two Reports on Form 8-K during the fourth quarter of 1996, each pursuant to Item 5 thereof, one dated November 22, 1996 and the other dated December 20, 1996.

(C)   Index to Exhibits

      The following is a list of all Exhibits filed as part of this Report:

EXHIBIT
NUMBER                         DESCRIPTION OF DOCUMENT
-------                        -----------------------

*3.1 Certificate of Incorporation of TV Filme (incorporated herein by reference to Exhibit 3.1 to TV Filme's Registration Statement on Form S-1, dated May 3, 1996, Registration No. 333-4512 ("TV Filme's S-1").

*3.2           By-Laws of TV Filme (incorporated  herein by reference to Exhibit
               3.2 to TV Filme's Registration Statement on Form S-4, dated February 4, 1997, Registration No. 333-21057 ("TV Filme's S-4")).

*4.1 Indenture, dated as of December 20, 1996, between TV Filme and IBJ Schroder Bank & Trust Company, as Trustee (including the form of the Senior Notes) (incorporated herein by reference to Exhibit
               4.1 to TV Filme's S-4).

*4.2 Registration Rights Agreement, dated December 20, 1996, between TV Filme and Bear, Stearns & Co. Inc., BT Securities Corporation, J.P. Morgan Securities Inc. and Alex. Brown & Sons Incorporated (incorporated herein by reference to Exhibit 4.2 to TV Filme's S-4).

*4.3 Purchase Agreement, dated December 16, 1996, between TV Filme and Bear, Stearns & Co. Inc., BT Securities Corporation, J.P. Morgan Securities Inc. and Alex. Brown & Sons Incorporated, as the Initial Purchasers (incorporated herein by reference to Exhibit
               4.3 to TV Filme's S-4).

*4.4 Note, dated December 20, 1996, of ITSA to TV Filme (incorporated herein by reference to Exhibit 4.4 to TV Filme's S-4).

*4.5 Note Pledge Agreement, dated as of December 20, 1996, between TV Filme and IBJ Schroder Bank & Trust Company, as Collateral Agent (incorporated herein by reference to Exhibit 4.5 to TV Filme's S-4).

*4.6 Collateral Pledge and Security Agreement, dated as of December 20, 1996, among ITSA, TV Filme and IBJ Schroder Bank & Trust Company, as Collateral Agent (incorporated herein by reference to Exhibit 4.6 to TV Filme's S-4).

*4.7 Subsidiary Guarantee, dated as of December 20, 1996, made by TV Filme Brasilia Servicos de Telecomunicacoes (incorporated herein by reference to Exhibit 4.7 to TV Filme's S-4).

*4.8 Subsidiary Guarantee, dated as of December 20, 1996, made by TV Filme Belem Servicos de Telecomunicacoes (incorporated herein by reference to Exhibit 4.8 to TV Filme's S-4).

*4.9 Subsidiary Guarantee, dated as of December 20, 1996, made by TV Filme Goiania Servicos de Telecomunicacoes (incorporated herein by reference to Exhibit 4.9 to TV Filme's S-4).

*10.1          1996 Stock  Option  Plan  (incorporated  herein by  reference  to
               Exhibit 10.1 to TV Filme's S-4).+

*10.2 Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to TV Filme's S-1).+

*10.3 Stockholders Agreement, dated as of July 26, 1996, entered into by and among Warburg, Pincus, Tevecap, Mrs. Maria Nise Studart Lins de Albuquerque, Mr. Hermano Studart Lins de Albuquerque, Mr. Carlos Andre Studart Lins de Albuquerque and Ms. Maria Veronica Studart Lins de Albuquerque (incorporated herein by reference to Exhibit 10.3 to TV Filme's S-4).

*10.4 Registration Rights Agreement, dated as of July 26, 1996, entered into by and among Warburg, Pincus, Tevecap, Mrs. Maria Nise
               Studart Lins de Albuquerque, Mr. Hermano Studart Lins de Albuquerque, Mr. Carlos Andre Studart Lins de Albuquerque, Ms. Maria Veronica Studart Lins de Albuquerque, Joseph Wallach, Donald Deely Pearson and TV Filme (incorporated herein by reference to Exhibit 10.4 to TV Filme's S-4).

*10.5 Employment Agreement, dated as of July 26, 1996, entered into by and among TV Filme, ITSA and Mr. Hermano Studart Lins de Albuquerque (incorporated herein by reference to Exhibit 10.5 to TV Filme's S-4).+

*10.6 Employment Agreement, dated as of July 26, 1996, entered into by and among TV Filme, ITSA and Mr. Carlos Andre Studart Lins de Albuquerque (incorporated herein by reference to Exhibit 10.6 to TV Filme's S-4).

*10.7 Employment Agreement, dated as of July 26, 1996, entered into by and between TV Filme and Mr. Aguirre (incorporated herein by reference to Exhibit 10.7 to TV Filme's S-4).+

*10.8 Warrant, dated as of July 24, 1996, issued by TV Filme to Warburg, Pincus (incorporated herein by reference to Exhibit
               10.8 to TV Filme's S-4).

*10.9 Warrant, dated as of July 24, 1996, issued by TV Filme to Tevecap (incorporated herein by reference to Exhibit 10.9 to TV Filme's S-4).

*10.10 Warrant, dated as of July 24, 1996, issued by TV Filme to Joseph Wallach (incorporated herein by reference to Exhibit 10.10 to TV Filme's S-4).

*10.11 Warrant, dated as of July 24, 1996, issued by TV Filme to Donald Deely Pearson (incorporated herein by reference to Exhibit
               10.11 to TV Filme's S-4).

*10.12 Programming License Agreement, dated as of June 27, 1996, entered into by and between TV Filme and Tevecap (incorporated herein by reference to Exhibit 10.12 to TV Filme's S-4).

*10.13 Master Operating Agreement, dated as of July 26, 1996, entered into by and among TV Filme, ITSA and TV Filme Servicos (incorporated herein by reference to Exhibit 10.13 to TV Filme's S-4).

*10.14 Articles of Association of TV Filme Servicos (incorporated herein by reference to Exhibit 10.14 to TV Filme's S-4).

*10.15         Form  of   Indemnification  Agreement  between  TV  Filme and the
               directors and officers parties thereto (incorporated herein by reference to Exhibit 10.12 to TV Filme's S-1).+

*21 Subsidiaries of TV Filme (incorporated herein by reference to Exhibit 21 to TV Filme's S-4).

**23.1         Consent   of   Ernst  &  Young   Auditores   Independentes  S.C.,
               independent auditors.

**24           Powers of  Attorney  (Appears on  signature  page).

**27.1         Financial Data Schedule.


-------------------------
 +  Management contract or compensatory plan or arrangement.
 *  Incorporated herein by reference.
**  Filed herewith.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 28th day of March, 1997.

                                    TV FILME, INC.


                                    By: /S/ HERMANO STUDART LINS DE ALBUQUERQUE
                                        ---------------------------------------
                                          Hermano Studart Lins de Albuquerque
                                          Chief Executive Officer

      KNOWN BY ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Hermano Studart Lins de Albuquerque and Alvaro J. Aguirre his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of March, 1997.

              SIGNATURE                                TITLE(S)
              --------                                 --------

 /s/ HERMANO STUDART LINS DE                  Chief Executive Officer,
   ALBUQUERQUE                                Secretary and Director
-----------------------------------------     (Principal Executive Officer)
Hermano Studart Lins de Albuquerque

  /s/ CARLOS ANDRE STUDART LINS DE            President, Chief Operating
   ALBUQUERQUE                                Officer, Treasurer and Director
-----------------------------------------
Carlos Andre Studart Lins de Albuquerque

     /S/ ALVARO J. AGUIRRE                    Chief Financial Officer (Principal
-----------------------------------------     Financial and Accounting
      Alvaro J. Aguirre                       Officer) and Director

    /S/ DOUGLAS M. KARP                       Chairman of the Board and
-----------------------------------------     Director
        Douglas M. Karp


      /S/ JOSE AUGUSTO PINTO MOREIRA          Director
------------------------------------------
      Jose Augusto Pinto Moreira

   /S/ CLAUDIO DASCAL                         Director
------------------------------------------
       Claudio Dascal



EXHIBIT                                                                            SEQUENTIALLY
NUMBER                   DESCRIPTION OF DOCUMENT                                   NUMBERED PAGE
-------                  -----------------------                                   -------------

*3.1 Certificate of Incorporation of TV Filme (incorporated herein by reference to Exhibit 3.1 to TV Filme's Registration Statement on Form
           S-1, dated May 3, 1996, Registration No. 333-4512 ("TV Filme's S-1").

*3.2 By-Laws of TV Filme (incorporated herein by reference to Exhibit 3.2 to TV Filme's Registration Statement on Form S-4, dated February 4,
           1997, Registration No. 333-21057 ("TV Filme's S-4").

*4.1       Indenture,  dated as of December 20,  1996,  between TV Filme and IBJ
           Schroder Bank & Trust Company,  as Trustee (including the form of the
           Senior Notes) (incorporated herein by reference to Exhibit 4.1 to TV
           Filme's S-4).

*4.2       Registration  Rights  Agreement, dated  December 20, 1996, between TV
           Filme and Bear, Stearns & Co. Inc.,  BT  Securities  Corporation, J.P.
           Morgan   Securities   Inc.  and   Alex.  Brown  &  Sons  Incorporated
           (incorporated  herein by reference to Exhibit 4.2 to TV Filme's S-4).

*4.3       Purchase  Agreement, dated  December  16,  1996, between TV Filme and
           Bear,  Stearns  &  Co.  Inc.,  BT Securities Corporation, J.P. Morgan
           Securities  Inc. and  Alex. Brown & Sons Incorporated, as the Initial
           Purchasers  (incorporated  herein  by  reference to Exhibit 4.3 to TV
           Filme's S-4).

*4.4 Note, dated December 20, 1996, of ITSA to TV Filme (incorporated herein by reference to Exhibit 4.4 to TV Filme's S-4).

*4.5       Note Pledge  Agreement,  dated as of December  20,  1996,  between TV
           Filme and IBJ Schroder  Bank & Trust  Company,  as  Collateral  Agent
           (incorporated herein by reference to Exhibit 4.5 to TV Filme's S-4).

*4.6       Collateral  Pledge and Security  Agreement,  dated as of December 20,
           1996, among ITSA, TV Filme and IBJ Schroder Bank & Trust Company,  as
           Collateral Agent (incorporated herein by reference to Exhibit 4.6 to TV Filme's S-4).

*4.7       Subsidiary Guarantee, dated as of December 20, 1996, made by TV Filme
           Brasilia  Servicos  de   Telecomunicacoes  (incorporated   herein  by
           reference to Exhibit 4.7 to TV Filme's S-4).

*4.8       Subsidiary Guarantee, dated as of December 20, 1996, made by TV Filme
           Belem Servicos de Telecomunicacoes (incorporated herein by reference to Exhibit 4.8 to TV Filme's S-4).

*4.9       Subsidiary Guarantee, dated as of December 20, 1996, made by TV Filme
           Goiania Servicos de Telecomunicacoes (incorporated herein by reference to Exhibit 4.9 to TV Filme's S-4).

*10.1      1996 Stock Option Plan (incorporated herein by reference to Exhibit
           10.1 to TV Filme's S-4).+

*10.2      Form of Stock Option Agreement (incorporated herein by reference to
           Exhibit 10.2 to TV Filme's S-1).+








*10.3 Stockholders Agreement, dated as of July 26, 1996, entered into by and among Warburg, Pincus, Tevecap, Mrs. Maria Nise Studart Lins de
          Albuquerque, Mr. Hermano Studart Lins de Albuquerque, Mr. Carlos Andre
          Studart Lins de  Albuquerque  and Ms. Maria  Veronica  Studart Lins de
          Albuquerque  (incorporated  herein by  reference to Exhibit 10.3 to TV
          Filme's S-4).


*10.4 Registration Rights Agreement, dated as of July 26, 1996, entered into by and among Warburg, Pincus, Tevecap, Mrs. Maria Nise Studart Lins de
          Albuquerque, Mr. Hermano Studart Lins de Albuquerque, Mr. Carlos Andre
          Studart  Lins de  Albuquerque,  Ms.  Maria  Veronica  Studart  Lins de
          Albuquerque,  Joseph  Wallach,  Donald  Deely  Pearson  and  TV  Filme
          (incorporated  herein by reference to Exhibit 10.4 to TV Filme's S-4).

*10.5 Employment Agreement, dated as of July 26, 1996, entered into by and among TV Filme, ITSA and Mr. Hermano Studart Lins de Albuquerque
          (incorporated herein by reference to Exhibit 10.5 to TV Filme's S-4).+

*10.6 Employment Agreement, dated as of July 26, 1996, entered into by and among TV Filme, ITSA and Mr. Carlos Andre Studart Lins de Albuquerque
          (incorporated herein by reference to Exhibit 10.6 to TV Filme's S-4).+

*10.7 Employment Agreement, dated as of July 26, 1996, entered into by and between TV Filme and Mr. Aguirre (incorporated herein by reference to Exhibit 10.7 to TV Filme's S-4).+

*10.8     Warrant,  dated as of July 24,  1996,  issued by TV Filme to  Warburg,
          Pincus (incorporated herein by reference to Exhibit 10.8 to TV Filme's
          S- 4).

*10.9     Warrant,  dated as of July 24,  1996,  issued  by TV Filme to  Tevecap
          (incorporated herein by reference to Exhibit 10.9 to TV Filme's S-4).

*10.10    Warrant,  dated  as of July 24,  1996,  issued  by TV Filme to  Joseph
          Wallach  (incorporated  herein by  reference  to  Exhibit  10.10 to TV
          Filme's S-4).

*10.11    Warrant, dated as of July 24, 1996, issued by TV Filme to Donald Deely
          Pearson  (incorporated  herein by  reference  to  Exhibit  10.11 to TV
          Filme's S-4).

*10.12 Programming License Agreement, dated as of June 27, 1996, entered into by and between TV Filme and Tevecap (incorporated herein by reference to Exhibit 10.12 to TV Filme's S-4).

*10.13 Master Operating Agreement, dated as of July 26, 1996, entered into by and among TV Filme, ITSA and TV Filme Servicos (incorporated herein by reference to Exhibit 10.13 to TV Filme's S-4).

*10.14 Articles of Association of TV Filme Servicos (incorporated herein by reference to Exhibit 10.14 to TV Filme's S-4).

*10.15 Form of Indemnification Agreement between TV Filme and the directors and officers parties thereto (incorporated herein by reference to Exhibit 10.12 to TV Filme's S-1).+

*21       Subsidiaries of TV Filme (incorporated  herein by reference to Exhibit
          21 to TV Filme's S-4).

**23.1 Consent of Ernst & Young Auditores Independentes S.C., independent auditors.






**24      Powers of Attorney (Appears on signature page).

**27.1    Financial Data Schedule.


--------------------------
 +  Management contract or compensatory plan or arrangement.
 *  Incorporated herein by reference.
**  Filed herewith.