Form 10-K/A
period 1996-12-31
TV FILME INC
filed 1997-04-28
CIK 1013608

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -----------
                                FORM 10-K/A NO. 1

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


               C/o ITSA - Intercontinental Telecomunicacoes Ltda.
                               SCS, Quadra 07-Bl.A
                          Ed. Executive Tower, Sala 601
                            70.300-911 Brasilia - DF
                                     Brazil
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)


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

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K [ ].

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF APRIL 24, 1997 WAS APPROXIMATELY $41,186,548.

     AS OF APRIL 24, 1997, 10,166,176 SHARES OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, WERE OUTSTANDING.

     DOCUMENTS INCORPORATED BY REFERENCE.  NONE.

================================================================================

     The information required by Part III (Items 10, 11, 12 and 13) of the undersigned Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "Annual Report"), filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), was to be incorporated by reference to the definitive Proxy Statement for the 1997 Annual Meeting of Stockholders of the Company, which Proxy Statement was to be filed pursuant to Regulation 14A under the Exchange Act within 120 days following the end of the Company's fiscal year as permitted under General Instruction G of Form 10-K ("Instruction G"). However, the definitive Proxy Statement will not have been filed within such period. Accordingly, pursuant to Instruction G, the Company hereby amends Items 10, 11, 12 and 13 of the Annual Report as follows:


                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to executive officers of the Company is presented in Item 4 of this Report under the caption "Executive Officers of the Company."

     HERMANO STUDART LINS DE ALBUQUERQUE, one of the co-founders of the Company, has served as Chief Executive Officer, Secretary and a director of the Company since its incorporation. Mr. Lins received a Master's degree in Artificial Intelligence from the University of Sussex, England and a Bachelor of Science degree in Electronic Engineering from the University of Brasilia. Mr. Lins was a member of the MMDS Regulation Commission, a Brazilian government advisory board and is a member of the Technical Advisory Board for National Satellite Publishing Inc. Mr. Lins is 34 years old. Mr. Lins is the brother of Mr. Carlos Andre Studart Lins de Albuquerque.

     DAVID E. LIBOWITZ has served as a director of the Company since April 1997. Mr. Libowitz is a Vice President of E.M. Warburg, Pincus & Co., LLC and has been associated with E.M. Warburg Pincus & Co., LLC (or its predecessor E.M. Warburg, Pincus & Co., Inc.) since July 1991. Mr. Libowitz is a director of Caribiner International, Inc. Mr. Libowitz is 34 years old.

     CARLOS ANDRE STUDART LINS DE ALBUQUERQUE, one of the co-founders of the Company, has served as President, Chief Operating Officer, Treasurer and a director of the Company since its incorporation. Mr. Lins received a Bachelor of Science degree in Physics from the University of Brasilia and a Bachelor of Science degree in Mathematics from the University of Ceub. Mr. Lins is 32 years old. Mr. Lins is the brother of Mr. Hermano Studart Lins de Albuquerque.

     DOUGLAS M. KARP has served as Chairman of the Board of the Company since its incorporation. Mr. Karp has been a Managing Director of E.M. Warburg, Pincus & Co., LLC (or its predecessor, E.M. Warburg, Pincus & Co., Inc.) since May 1991. Prior to joining E.M. Warburg, Pincus & Co., LLC, Mr. Karp held several positions with Salomon Inc, including Managing Director from January 1990 to May 1991, Director from January 1989 to December 1989 and Vice President from October 1986 to December 1988. Mr. Karp is a director of LCI International, Inc., TresCom International, Inc. and several privately held companies. Mr. Karp is 41 years old.

     CLAUDIO DASCAL has served as a director of the Company since July 1996. Mr. Dascal has been a Vice President of Tevecap, S.A. since April 1996. Prior to joining Tevecap, S.A., Mr. Dascal held several senior management positions at Alcatel Standard Electrica, S.A. and its affiliates from 1991 to 1996. Mr. Dascal is 53 years old.

     ALVARO J. AGUIRRE has served as Chief Financial Officer and a director of the Company since June 1996. Prior to joining the Company, Mr. Aguirre was a member of the Latin America Corporate Finance Group of Morgan Stanley & Co., Incorporated from 1994 to 1996 and a securities attorney at the law firm of Sullivan & Cromwell from 1991 to 1994. Mr. Aguirre is 30 years old.

     JOSE AUGUSTO PINTO MOREIRA has served as a director of the Company since its incorporation. Mr. Moreira has been the Executive Vice-President of Finance and Administration of Abril S.A. since 1982. Mr. Moreira is a director of several privately held companies. Mr. Moreira is 53 years old.

     The number of directors of the Company, as determined by the Board of Directors is seven. The Board of Directors of the Company consists of three classes: Class I, Class II and Class III, as nearly equal in number as possible. One of the three classes, comprising approximately one-third of the directors, is elected each year to succeed the directors whose terms are expiring. Directors hold office until the annual meeting for the year in which their terms expire and until their successors are elected and qualified unless, prior to that date, they have resigned, retired, or otherwise left office. In accordance with the Company's Certificate of Incorporation, Class I directors are to be elected at the 1997 Annual Meeting of Stockholders, Class II directors are to be elected at the 1998 Annual Meeting of Stockholders and Class III directors are to be elected at the 1999 Annual Meeting of Stockholders.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's directors, certain officers and persons holding more than 10% of a registered class of the Company's equity securities to file reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "Commission") and the Nasdaq National Market. Directors, certain officers and greater than 10% stockholders are also required by Commission regulations to furnish the Company with copies of all such reports that they file. Based on the Company's review of copies of such forms provided to it, the Company believes that all filing requirements were complied with during the fiscal year ended December 31, 1996, except for one late filing for each of Messrs. Lins and Mr. Aguirre.


ITEM 11.     EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table sets forth a summary of the compensation paid or accrued by the Company for services rendered to the Company in all capacities for the fiscal year ended December 31, 1996 by its Chief Executive Officer and each of the Company's other executive officers whose total salary and bonus exceeded $100,000 during the last fiscal year (collectively, the "Named Executive Officers"):


                                                                                     LONG-TERM
                                                                                   COMPENSATION
                                                                                   ------------
                                                 ANNUAL COMPENSATION                  AWARDS
                                     ------------------------------------------    ------------
                                                                      OTHER         SECURITIES
                                                                      ANNUAL        UNDERLYING         ALL OTHER
      NAME AND POSITION       YEAR   SALARY ($)    BONUS ($)       COMPENSATION     OPTIONS (#)    COMPENSATION ($)
      -----------------       ----   ----------    ---------       ------------     -----------    ----------------

Hermano Studart.............. 1996    $113,979      $200,000(1)           -0-            110,000           $6,520(2)
   Lins de Albuquerque,       1995      98,463       111,500              -0-             49,788(3)             -
   Chief Executive Officer
Carlos Andre Studart......... 1996     113,979       200,000(1)           -(4)           110,000            6,520(2)
   Lins de Albuquerque,       1995      98,463       111,500              -0-             49,788(3)             -
   President, Chief Operating
   Officer and Treasurer
Alvaro J. Aguirre,........... 1996      62,499       200,000(1)(6)        -0-            110,000            6,520(2)
   Chief Financial Officer(5)

---------------------

(1) Includes non-cash bonus payments made to the Named Executive Officers in the form of Common Stock in the amounts of $123,333 for Messrs. Hermano Lins and Carlos Andre Lins and $25,000 for Mr. Aguirre.

(2) The compensation reflected in this column represents Company paid life insurance premiums.

(3) These options were exercised by Messrs. Hermano Lins and Carlos Andre Lins in 1995.

(4) The aggregate value of perquisites and other personal benefits have not been reflected because the amounts were below the Commission's threshold for disclosure (i.e., the lesser of $50,000 or 10% of the total of annual salary and bonus for such officer).

(5)  Mr. Aguirre joined the Company in June 1996.

(6)  Includes a special one-time sign on bonus in the amount of $50,000.


EMPLOYMENT AGREEMENTS

     The Company and ITSA have entered into employment agreements with each of Messrs. Hermano Lins and Carlos Andre Lins, pursuant to which Mr. Hermano Lins has agreed to serve full time as Chief Executive Officer and Secretary of the Company, Mr. Carlos Andre Lins has agreed to serve full time as President, Chief Operating Officer and Treasurer of the Company, and each has agreed to serve in comparable executive positions at ITSA. The annual base salary under such agreements for each of Messrs. Lins is $125,000. Such salaries will be reviewed at least annually by the Board of Directors and may be increased but not decreased. In addition, each of Messrs. Lins are eligible to receive an annual bonus, payable by ITSA, in amounts to be determined by the Board of Directors taking into consideration, among other things, the financial and operating performance of the Company. Pursuant to each of Messrs. Lins's employment agreements, if the Company terminates the executive's employment either without "cause" (as defined therein) or because of the death of the executive, ITSA is required to pay the executive any unpaid base salary accrued through the date of termination, plus an amount equal to an additional 12 months' base salary. Although Brazilian law does not permit employment agreements of this type to be for a fixed term, each agreement does include a non-competition provision and a prohibition on the solicitation of clients and employees.

     The Company has entered into an employment agreement with Mr. Aguirre, pursuant to which Mr. Aguirre has agreed to serve full time as Chief Financial Officer of the Company until December 31, 1998, unless terminated earlier in accordance with the terms of such agreement. The annual base salary under such agreement is $125,000. Such salary will be reviewed at least annually by the Board of Directors of the Company and may be increased but not decreased. In addition, Mr. Aguirre is eligible to receive an annual bonus. Such annual bonus will be at least $125,000 for the period ending December 31, 1996, with amounts for subsequent years to be determined by the Board of Directors of the Company, taking into consideration among other things, the financial and operating performance of the Company. Upon executing his employment agreement, Mr. Aguirre received a one-time bonus of $50,000. Pursuant to Mr. Aguirre's employment agreement, if the Company terminates Mr. Aguirre's employment because of the death or disability of Mr. Aguirre, the Company is required to pay Mr. Aguirre or his estate any unpaid base salary accrued through the date of termination, plus an amount equal to an additional 12 months' base salary. If the Company terminates Mr. Aguirre without "cause" (as defined therein), the Company is required to pay Mr. Aguirre any unpaid base salary accrued through the date of termination, plus an amount equal to the unpaid base salary for the balance of the term and the pro rata portion of any agreed upon annual bonus. The agreement includes a non-competition provision and a prohibition on the solicitation of clients and employees.

STOCK OPTIONS

1996 STOCK OPTION PLAN

     On July 18, 1996, the Board of Directors adopted and the stockholders of the Company approved the 1996 Stock Option Plan (the "1996 Stock Option Plan"), which provides for the grant to officers, key employees and consultants of the Company of both "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), and stock options that are non-qualified for U.S. federal income tax purposes. The total number of shares of Common Stock for which options may be granted pursuant to the 1996 Stock Option Plan is 936,432, subject to certain adjustments reflecting changes in the Company's capitalization. In addition, no employee may receive options for more than 200,000 shares of Common Stock in the aggregate in any fiscal year. The 1996 Stock Option Plan is administered by the Compensation

Committee of the Board of Directors (the "Compensation Committee"). The Compensation Committee determines, among other things, which officers, employees and consultants receive options under the plan, the time when options are granted, the type of option (incentive stock options or non-qualified stock options, or both) to be granted, the number of shares subject to each option, the time or times when the options become exercisable, and, subject to certain conditions discussed below, the option price and duration of the options. Members of the Compensation Committee are not eligible to receive options under the 1996 Stock Option Plan.

     The exercise price for incentive stock options will be determined by the Compensation Committee, but may not be less than the fair market value on the date of grant and the term of any such option may not exceed ten years from the date of grant. With respect to any participant in the 1996 Stock Option Plan who owns stock representing more than 10% of the voting power of the outstanding capital stock of the Company, the exercise price of any incentive stock option may not be less than 110% of the fair market value of such shares on the date of grant and the term of such option may not exceed five years from the date of grant.

     The exercise price of non-qualified stock options will be determined by the Compensation Committee on the date of grant, but may not be less than the par value of the Common Stock on the date of grant, and the term of such option may not exceed ten years from the date of grant.

     Payment of the option price may be made by certified or bank cashier's check, by tender of shares of Common Stock then owned by the optionee or by any other means acceptable to the Company. Options granted pursuant to the 1996 Stock Option Plan are not transferrable, except by will or the laws of descent and distribution in the event of death. During an optionee's lifetime, the options are exercisable only by the optionee.

     The Board of Directors has the right at any time from time to time to amend or modify the 1996 Stock Option Plan, without the consent of the Company's stockholders or optionees; provided that no such action may adversely affect options previously granted without the optionee's consent, and provided further that no such action, without the approval of the stockholders of the Company, may increase the total number of shares of Common Stock which may be purchased pursuant to options under the plan, expand the class of persons eligible to receive grants of options under the plan, decrease the minimum option price, extend the maximum term of options granted under the plan or extend the term of the plan. The expiration date of the 1996 Stock Option Plan after which no option may be granted thereunder is 2006.

     Options to purchase 407,000 shares of Common Stock were granted upon the consummation of the Initial Public Offering, of which 297,000 are exercisable at $10.00 per share and 110,000 of which are exercisable at $11.00 per share, and which generally vest and become exercisable at the rate of 20% per year for five years beginning on August 2, 1997. Options to purchase an additional 10,000 shares of Common Stock were granted in each of December 1996 and February 1997 at an exercise price of $11.75.

     The Company has filed with the Commission a Registration Statement on Form S-8 covering the shares of Common Stock underlying options granted under the 1996 Stock Option Plan.


STOCK OPTION GRANTS

     The following table sets forth information regarding grants of options to purchase Common Stock during the fiscal year ended December 31, 1996 to each of the Named Executive Officers. No stock appreciation rights were granted during 1996.


                                               OPTION GRANTS IN 1996

                                                            INDIVIDUAL GRANTS                        POTENTIAL REALIZABLE VALUE
                                    ---------------------------------------------------------            AT ASSUMED ANNUAL
                                     NUMBER OF     PERCENT OF                                           RATES OF STOCK PRICE
                                    SECURITIES    TOTAL OPTIONS                                           APPRECIATION FOR
                                    UNDERLYING     GRANTED TO      EXERCISE                                OPTION TERM (3)
                                      OPTIONS     EMPLOYEES IN      PRICE         EXPIRATION         ---------------------------
NAME                                GRANTED (#)     1996 (1)      ($/SHARE)(2)      DATE                (5%)             (10%)
----                                -----------    ----------     ------------    ----------         ---------        ----------

Hermano Studart Lins de
   Albuquerque....................     110,000(4)     26.4%          $10.00       08/02/06            $691,784        $1,753,116
Carlos Andre Studart Lins
   de Albuquerque.................     110,000(4)     26.4            10.00       08/02/06             691,784         1,753,116
Alvaro J. Aguirre.................     110,000(4)     26.4            11.00       07/26/06             760,962         1,928,428


-----------

(1) The Company granted options to purchase a total of 417,000 shares of Common Stock in 1996.

(2) Each of the Company's stock options were granted at or above the fair market value on the date of grant. The fair market value of the Common Stock on December 31, 1996 was $13.00 per share.

(3) Amounts reported in these columns represent amounts that may be realized upon exercise of options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on the Common Stock over the term of the options. These assumptions are based on rules promulgated by the Commission and do not reflect the Company's estimate of future stock price appreciation. Actual gains, if any, on the stock option exercises and Common Stock holdings are dependent on the timing of such exercise and the future performance of the underlying Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the option holder.

(4) These options vest and become fully exercisable as to 20% on the first anniversary of the date of grant (August 2, 1997 for each of Messrs. Hermano Lins and Carlos Andre Lins and July 26, 1997 for Mr. Aguirre) and as to an additional 20% on each anniversary thereafter until all such options are fully vested and exercisable. Mr. Aguirre's options also vest, to the extent not then vested, on December 31, 1998, if his employment agreement with the Company is not renewed.


YEAR-END VALUE TABLE

     The following table sets forth information regarding the number and year end value of unexercised options held at December 31, 1996 by each of the Named Executive Officers. No stock appreciation rights were exercised by the Named Executive Officers during fiscal 1996.


                                             FISCAL 1996 OPTION VALUES

                                                NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                               UNDERLYING UNEXERCISED               "IN-THE-MONEY" (1)
                                                 OPTIONS AT FISCAL                  OPTIONS AT FISCAL
                                                    YEAR-END (#)                       YEAR-END ($)
NAME                                         EXERCISABLE/UNEXERCISABLE          EXERCISABLE/UNEXERCISABLE
----                                         -------------------------          -------------------------

Hermano Studart Lins
   de Albuquerque.........................           0/110,000                          $0/$330,000
Carlos Andre Studart Lins
   de Albuquerque.........................           0/110,000                          0/330,000
Alvaro J. Aguirre.........................           0/110,000                          0/220,000

------------

(1) Options are "in-the-money" if the fair market value of the underlying securities exceeds the exercise price of the options. The amounts set forth represent the difference between $13.00 per share, the fair market value of the Common Stock issuable upon exercise of options at December 31, 1996, and the exercise price of the option, multiplied by the applicable number of options.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company did not have a Compensation Committee during the first seven months of 1996. As a result, Messrs. Karp, Gary D. Nusbaum (a former director and Vice President of the Company), Hermano Lins, Carlos Andre Lins and Moreira participated in deliberations concerning executive officer compensation. In connection with the Initial Public Offering, the Board of Directors established a Compensation Committee comprised of Messrs. Karp, Nusbaum and Moreira. Mr. Karp is a general partner of Warburg, Pincus & Co., a New York general partnership ("WP") which is the sole general partner of Warburg, Pincus Investors, L.P. ("Warburg, Pincus"). Mr. Moreira is the Executive Vice-President of Finance and Administration of Abril S.A. Mr. Libowitz became a member of the Compensation Committee in April 1997 to fill the vacancy created by the resignation of Mr. Nusbaum.

COMPENSATION OF DIRECTORS

     Independent directors are eligible to receive an annual fee of $10,000, a meeting fee of $1,000 for every meeting of the Board of Directors attended and each committee meeting held separately and a $500 fee for each meeting of the Board of Directors or committee meeting participated in by telephone. All directors are reimbursed for out-of-pocket expenses. Under the 1996 Stock Option Plan, the Company may, from time to time and in the sole discretion of the Board of Directors, grant options to directors who are not members of the Compensation Committee.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock, as of April 24, 1997, by (i) each person known to the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers, and
(iv) all directors and executive officers as a group. All information with respect to beneficial ownership has been furnished to the Company by the respective stockholders of the Company.



                                                             AMOUNT AND NATURE  PERCENTAGE
                                                               OF BENEFICIAL       OF
                  NAME AND ADDRESS (1)                         OWNERSHIP (2)     CLASS (2)
                  --------------------                       ----------------   ----------

Warburg, Pincus Investors, L.P.
   466 Lexington Avenue
   New York, New York 10017(3)(4)......................         4,530,708           42.2
Tevecap S.A.
   Rua do Rocio, 313
   Suite 101
   Sao Paulo, Brazil(5)................................         1,665,132           16.1
Maria Nise Studart Lins de Albuquerque.................         1,069,520           10.5
Hermano Studart Lins de Albuquerque....................           254,472            2.5
Carlos Andre Studart Lins de Albuquerque...............           254,472            2.5
Douglas M. Karp(4)(6)..................................         4,530,708           42.2
Jose Augusto Pinto Moreira(5)(7).......................         1,665,132           16.0
Claudio Dascal(5)(7)...................................         1,665,132           16.0
David E. Libowitz......................................                --            --
Alvaro J. Aguirre......................................             3,000             *
All Executive officers and directors
  as a group (7 persons)...............................         6,707,784           61.3%

------------
*    Less than 1%.

(1) Unless otherwise indicated above, the address for each stockholder identified above is TV Filme, Inc. c/o ITSA-Intercontinental Telecomunicacoes Ltda, SCS, Quadra 07-Bl.A, Ed. Executive Tower, Sala 601, 70.300-911 Brasilia-DF, Brazil.

(2) Beneficial ownership is determined in accordance with the rules of the Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of April 24, 1997 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name.

(3) E.M. Warburg, Pincus & Co., LLC, a New York limited liability company ("E.M. Warburg"), manages Warburg, Pincus. WP, the sole general partner of Warburg, Pincus, has a 20% interest in the profits of Warburg, Pincus. Lionel I. Pincus is the managing partner of WP and the managing member of E.M. Warburg and may be deemed to control both WP and E.M. Warburg. The members of E.M. Warburg are substantially the same as the partners of WP.

(4) Includes 567,952 shares of Common Stock which Warburg, Pincus has the right to acquire through exercise of a warrant issued by the Company in March 1996.

(5) Includes 208,372 shares of Common Stock which Tevecap has the right to acquire through exercise of a warrant issued by the Company in March 1996.

(6) All of the shares indicated as owned by Mr. Karp are owned directly by Warburg, Pincus and are included because of Mr. Karp's affiliation with Warburg, Pincus. Mr. Karp, the Chairman of the Board of the Company, is a Managing Director and member of E.M. Warburg and a general partner of WP. As such, Mr. Karp may be deemed to have an indirect pecuniary interest, within the meaning of Rule 16a-1 under the Exchange Act, in an indeterminate portion of the shares of Common Stock beneficially owned by

     Warburg, Pincus and WP. Mr. Karp disclaims "beneficial ownership" of these shares within the meaning of Rule 13d-3 under the Exchange Act.

(7) All of the shares indicated as owned by Mr. Moreira and Mr. Dascal, respectively, are owned directly by Tevecap and are included because of Mr. Moreira's and Mr. Dascal's respective affiliations with Tevecap. Mr. Moreira and Mr. Dascal each disclaim "beneficial ownership" of these shares within the meaning of Rule 13d-3 under the Exchange Act.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has been a party to the following transactions with its executive officers, directors and five percent stockholders.

     In May 1993, the Company issued and sold 1,169,096 shares of Common Stock to Tevecap for a purchase price of $1.3 million.

     In July 1994, the Company effected a recapitalization pursuant to which Mrs. Maria Nise Studart Lins de Albuquerque, Mr. Hermano Lins, Mr. Carlos Andre Lins and Tevecap exchanged all of their shares of common stock of TV Filme Servicos de Telecomunicacoes S.A. on a one-for-one basis for shares of common stock of ITSA (the predecessor company of the Company).

     In July 1994, the Company issued and sold 2,126,132 shares of Common Stock (after giving effect to the Restructuring to Warburg, Pincus for an aggregate purchase price of $5.0 million.

     In August 1995, the Company issued and sold 1,052,924 shares of Common Stock (after giving effect to the Restructuring) to Warburg, Pincus for an aggregate purchase price of $3.3 million.

     In March 1996, the Company issued and sold 783,700 shares of Common Stock and warrants to purchase an additional 567,952 shares of Common Stock (after giving effect to the Restructuring) to Warburg, Pincus for approximately $5.1 million, and issued and sold 287,664 shares of Common Stock and warrants to purchase an additional 208,372 shares of Common Stock (after giving effect to the Restructuring) to Tevecap for approximately $1.9 million. Such warrants are exercisable at $6.52 per share.

         Immediately prior to the consummation of the Initial Public Offering in connection with the Restructuring the Company issued 3,962,756, 1,456,760, 254,472, 254,472 and 1,069,520 shares of Common Stock to Warburg, Pincus,
Tevecap, Mr. Hermano Lins, Mr. Carlos Andre Lins and Mrs. Maria Nise Lins, respectively, with a value of $39.6 million, $14.6 million, $2.5 million, $2.5 million and $10.7 million, respectively, based on the price of the Common Stock sold in the Initial Public Offering. Such shares were issued in exchange for all of their shares of common stock of ITSA, which had the same value as the shares of Common Stock received in the exchange.

         Immediately prior to the consummation of the Initial Public Offering, in connection with the Restructuring the Company issued warrants to purchase 567,952 shares of Common Sock to Warburg, Pincus and warrants to purchase 208,372 shares of Common Stock to Tevecap in exchange for all of their warrants to purchase shares of common stock of ITSA.

         From time to time during January 1994 to March 1996, Tevecap and certain of its affiliates made short-term loans to the Company for working capital purposes. During this period, the maximum amount outstanding pursuant to such loans was approximately $6.4 million. During April 1996, the Company resumed borrowing from Tevecap and its affiliates for working capital purposes, all of which borrowings were repaid with the proceeds of the Initial Public Offering with the exception of $200,000 due February 1997 and $200,000 due February 1998.

     From December 1993 to April 2, 1996, certain members of the Lins Family, including Mr. Hermano Lins, Chief Executive Officer and Secretary of the Company, Mr. Carlos Andre Lins, the President, Chief Operating Officer and Treasurer of the Company, their mother Mrs. Maria Nise Lins and several of her other children, owned in the aggregate 100% of Prava Sistemas de Comunicacoes Ltda. ("Prava"), which provides wireless cable installation services to hotels, hospitals and single-family houses, among other services. Messrs. Lins each owned approximately 7% of Prava and Mrs. Maria Nise Lins owned approximately 40% of Prava during such period. In the years ended December 31, 1995, 1994, and 1993, respectively, Prava's revenues from the Company were approximately $260,000, $70,000 and $0 representing, respectively approximately 65%, 37% and 0% of Prava's total revenues for such year. On April 2, 1996, the Lins Family sold all of their interests in Prava to unrelated third parties.

     In July 1994, the Company, Tevecap and certain other parties thereto entered into an agreement pursuant to which Tevecap agreed to provide programming exclusively to the Company in certain areas. In June 1996, the Programming Agreement was amended and restated effective August 2, 1996. From time to time, in connection with the Programming Agreement, the Company enters into agreements with TVA Sistema and certain of its affiliates regarding specified channels. The agreements typically have a two-year term and determine the monthly fees which the Company pays for such channels. In the years ended December 31, 1996, 1995 and 1994, TVA Sistema's and its affiliates' revenues from the Company aggregated approximately $6.7 million, $1.3 million and $178,000, respectively, net of discounts on programming fees compared to list prices. Such discounts received by the Company during 1994 and the first ten months of 1995 were $340,000 and $539,000 in 1994 and 1995, respectively. No discounts were received in 1996 and such discounts are not expected to recur. The Company purchases from Tevecap a program guide which it distributes to its subscribers monthly. Amounts paid to Tevecap in 1994, 1995 and 1996 were $0, $113,000 and $750,000, respectively.

     In late 1994, TV Filme Servicos purchased licenses to operate the Company's wireless cable systems in Goiania and Belem from an affiliate of TVA Sistem for a purchase price of $400,000 each. The Company believes such prices were below fair market value. Such purchase prices were payable in equal annual installments of $100,000 per license, due in February of each of the years 1995, 1996, 1997 and 1998. Such installment payments do not bear interest. As of April 24, 1997, $200,000 remained outstanding.

     In connection with the Initial Public Offering, the Company entered into the Restructuring pursuant to which all of the preferred stock of ITSA was converted into common stock of ITSA and each share of common stock of ITSA was exchanged for 1,844 shares of Common Stock of the Company. Pursuant to the Restructuring, (i) 51% of the voting stock of TV Filme Servicos was transferred to TVTEL Ltda., an entity all the stock of which is owned by certain stockholders of the Company who are Brazilian nationals, including certain directors and executive offices of the Company (namely Tevecap, Mrs. Maria Nise Lins, Messrs. Hermano Lins and Carlos Andre Lins and Ms. Maria Veronica Lins), with ITSA retaining 49% of the voting stock and 83% of the economic interests in TV Filme Servicos; (ii) the operating assets of the wireless cable systems of Brasilia were transferred from TV Filme Servicos to TV Filme Brasilia; and (iii) TV Filme Servicos entered into various agreements with ITSA and its subsidiaries pursuant to which, among other things, TV Filme Servicos has authorized ITSA to operate the existing wireless cable systems under its current licenses and to operate future cable systems under future license grants. The Company has a representative on the executive management team of TV Filme Servicos and any sale or transfer of any current or future license held by TV Filme Servicos is prohibited. ITSA entered into various agreements with TV Filme Servicos which authorize ITSA's subsidiaries to operate the existing wireless cable systems under its current licenses and all other pay television systems under future licenses.

     The Company believes that the above transactions were or are on terms no less favorable to the Company than could have been obtained in transactions with independent third parties. All future transactions between the Company and its officers, directors, principal stockholders or their respective affiliates, will be on terms no less favorable to the Company than can be obtained from unaffiliated third parties.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brasilia, Brazil, on the 24th day of April, 1997.

                                 TV FILME, INC.


                  By: HERMANO STUDART LINS DE ALBUQUERQUE*
                      ----------------------------------------
                      Hermano Studart Lins de Albuquerque
                      Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of April, 1997.

                SIGNATURE                                 TITLE(S)

    HERMANO STUDART LINS DE ALBUQUERQUE*
---------------------------------------------    Chief Executive Officer,
    Hermano Studart Lins de Albuquerque          Secretary and Director
                                                 (Principal Executive Officer)

    CARLOS ANDRE STUDART LINS DE ALBUQUERQUE*
---------------------------------------------    President, Chief Operating
    Carlos Andre Studart Lins de Albuquerque     Officer, Treasurer and Director

/S/ ALVARO J. AGUIRRE
---------------------------------------------    Chief Financial Officer
    Alvaro J. Aguirre                            (Principal Financial and
                                                 Accounting Officer and Director

    DOUGLAS M. KARP*
---------------------------------------------    Chairman of the Board and
    Douglas M. Karp                              Director


    JOSE AUGUSTO PINTO MOREIRA*
---------------------------------------------    Director
    Jose Augusto Pinto Moreira

    CLAUDIO DASCAL*
---------------------------------------------    Director
    Claudio Dascal


By:/S/ ALVARO J. AGUIRRE
   -------------------------------------------
       Alvaro J. Aguirre
       Attorney-in-fact