Form 10-Q
period 1997-03-31
TV FILME INC
filed 1997-05-15
CIK 1013608

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

                                         OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to  ___________

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
         Common Stock, par value $.01              10,166,176 shares
         per share.                                as of May 9, 1997.

================================================================================

                                                  TV FILME, INC.

                                                       INDEX


PART I.  FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------

ITEM 1.   Financial Statements

          Consolidated Balance Sheets as of December 31, 1996
          and March 31, 1997 (Unaudited)..........................         2

          Unaudited Consolidated Statements of Operations for
          the Three Months Ended March 31, 1996 and the Three
          Months Ended March 31, 1997.............................         3

          Unaudited Consolidated Statement of Changes in
          Stockholders' Equity at March 31, 1997..................         4

          Unaudited Consolidated Statements of Cash Flows for
          the Three Months Ended March 31, 1996 and the Three
          Months Ended March 31, 1997 ............................         5

          Notes to Unaudited Consolidated Financial Statements....         6

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.....................        10


PART II.  OTHER INFORMATION
---------------------------

ITEM 1.   Legal Proceedings.......................................        14

ITEM 2.   Changes in Securities...................................        14

ITEM 3.   Default Upon Senior Securities..........................        14

ITEM 4.   Submission of Matters to a Vote of Security-Holders.....        14

ITEM 5.   Other Information.......................................        14

ITEM 6.   Exhibits and Reports on Form 8-K........................        14

SIGNATURES

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS.
          --------------------


                         TV FILME, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                    DECEMBER 31,            MARCH 31,
                                                                                       1996                   1997
                                                                                    ------------           ----------
                                                                                                           (UNAUDITED)
                                                                                         (IN THOUSANDS)

ASSETS
Current assets:
   Cash and cash equivalents.........................................                $116,355                 $106,173
   Accounts receivable, net..........................................                   3,607                    5,191
   Supplies..........................................................                   2,721                    3,423
   Prepaid expenses and other current assets.........................                   1,175                    1,592
   Pledged securities-current........................................                  16,159                   16,370
                                                                                     --------                 --------
       Total current assets..........................................                 140,017                  132,749
Property, plant and equipment, net...................................                  38,333                   46,383
Pledged securities...................................................                  17,353                   17,596
Debt issuance costs..................................................                   6,036                    6,173
Other assets.........................................................                   1,190                    1,155
                                                                                     --------                 --------
       Total assets..................................................                $202,929                 $204,056
                                                                                     ========                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................................             $  11,106                $  10,275
  Short-term debt......................................................                 2,926                    2,926
  Payroll and other benefits payable...................................                 1,538                    1,773
  Accrued interest payable.............................................                   572                    5,142
  Accrued liabilities and taxes payable................................                   412                      775
  Payables to affiliates-current.......................................                   200                      200
                                                                                     --------                  -------
       Total current liabilities.....................................                  16,754                   21,091
Payables to affiliates-long term.....................................                     200                       --
Deferred installation fees...........................................                   8,227                    8,213
Senior Notes.........................................................                 140,000                  140,000
Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000
     shares authorized, no shares issued.............................                      --                       --
   Common stock, $.01 par value, 50,000,000
     shares authorized, 10,166,176 and 10,166,176
     shares issued and outstanding...................................                     102                      102
     Additional paid-in capital......................................                  41,825                   41,825
     Deficit.........................................................                  (4,179)                  (7,175)
                                                                                     --------                 --------
       Total stockholders' equity....................................                  37,748                   34,752
                                                                                     --------                 --------
       Total liabilities and stockholders' equity....................                $202,929                 $204,056
                                                                                     ========                 ========



                             See accompanying notes.


                                          TV FILME, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                   ------------------------------------
                                                                                         1996                1997
                                                                                       ---------          ----------
                                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues.......................................................                           $5,852          $11,180

Operating costs and expenses:
   System operating - Note 2...................................                            1,583            3,698
   Selling, general and administrative.........................                            3,310            5,475
   Depreciation and amortization...............................                            1,098            2,304
                                                                                        --------          -------
       Total operating costs and expenses......................                            5,991           11,477
                                                                                        --------          -------
       Operating loss..........................................                             (139)            (297)
Other income (expense):
   Interest expense - Note 2...................................                            (374)           (4,908)
   Interest income.............................................                                -            2,948
   Other expense...............................................                               10               (1)
   Exchange and translation gains (losses).....................                               44             (738)
                                                                                      ----------        ---------
       Total other income (expense)............................                             (320)          (2,699)
                                                                                      ----------        ---------
Net income (loss)..............................................                        $    (459)       $  (2,996)
                                                                                       =========        =========

Net income (loss) per share....................................                        $   (0.06)       $   (0.27)
                                                                                        =========       =========

Weighted average number of shares of common stock
  and common stock equivalents.................................                            8,086           10,984
                                                                                         =========      =========










                             See accompanying notes.


                                          TV FILME, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                    (UNAUDITED)

                                     FOR THE THREE MONTHS ENDED MARCH 31, 1997




                                                    COMMON STOCK           ADDITIONAL
                                             -------------------------      PAID-IN        ACCUMULATED
                                               SHARES        PAR VALUE      CAPITAL          DEFICIT        TOTAL
                                             ----------      ---------     ----------      -----------     -------
                                                                 (In thousands, except shares)

BALANCE AT DECEMBER 31, 1996.............    10,166,176        $ 102         $41,825         $(4,179)      $37,748
Net loss for the period..................            -            -               -           (2,996)       (2,996)
                                             ----------        -----         -------         --------      -------
BALANCE AT MARCH 31, 1997................    10,166,176        $ 102         $41,825         $(7,175)      $34,752
                                             ==========        =====         =======         ========      =======





                             See accompanying notes.


                                          TV FILME, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    (UNAUDITED)


                                                                                            THREE MONTHS
                                                                                           ENDED MARCH 31,
                                                                                -------------------------------------
                                                                                     1996                    1997
                                                                                -------------            ------------
                                                                                           (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss..................................................................         $  (459)               $  (2,996)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
       Depreciation and amortization......................................           1,098                    2,304
       Provision for losses on accounts receivable........................             157                      599
       Interest income on pledged securities..............................               -                     (454)
       Amortization of debt issuance costs................................               -                      191
       Increase (decrease) in deferred installation fees..................           1,125                      (14)
       Changes in operating assets and liabilities:
           Increase in accounts receivable................................            (917)                  (2,183)
           Increase in supplies...........................................            (792)                    (702)
           Decrease (increase) in prepaid expenses and other current assets             79                     (417)
           (Increase) decrease in other assets............................            (298)                      45
           Decrease in accounts payable...................................            (135)                    (831)
           (Decrease) increase in payroll and other benefits payable......             (54)                     235
           Increase in accrued interest payable...........................               -                    4,570
           (Decrease) increase in accrued liabilities and taxes payable...             (93)                     363
                                                                                    -------               ---------
Net cash provided by operating activities.................................            (289)                     710
                                                                                    -------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions:
   Property, plant and equipment..........................................           (5,018)                (10,364)
                                                                                    --------              ---------
Net cash used in investing activities.....................................           (5,018)                (10,364)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs ......................................................                -                    (328)
Issuance of common stock and warrants.....................................            7,151                       -
Decrease in payables to affiliates........................................           (1,863)                   (200)
                                                                                    --------              ---------
Net cash provided by financing activities.................................            5,288                    (528)
                                                                                    --------              ---------
Net change in cash and cash equivalents...................................              (19)                (10,182)
Cash and cash equivalents at beginning of period..........................               43                 116,355
                                                                                    --------              ---------
Cash and cash equivalents at end of the period............................          $    24               $ 106,173
                                                                                    ========              =========




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

                  In connection with the Initial Public Offering, the Company entered into a restructuring (the "Restructuring") pursuant to which all of the preferred stock of ITSA was converted into common stock of ITSA, based on the conversion rates at the date of issuance of the preferred stock. Each share of common stock of ITSA was exchanged for 1,844 shares of Common Stock of the Company. As all of the preferred stock of ITSA has been converted and there were no preferred dividends paid or due as a result of the conversion, all preferred and common stock issuances of the predecessor companies have been reflected as issuances of Common Stock of the Company. Prior to the consummation of the Initial Public Offering and the Restructuring, TVFSA operated the Company's wireless cable system in Brasilia, and held the licenses to operate the Company's wireless cable systems in Brasilia, Goiania and Belem. ITSA owned substantially all of TVFSA, TV Filme Goiania Servicos de Telecomunicacoes Ltda. ("TV Filme Goiania") and TV Filme Belem Servicos de Telecomunicacoes Ltda. ("TV Filme Belem"). Pursuant to the Restructuring, (i) 51% of the voting stock of TVFSA was transferred to an entity, all of which is owned by certain existing shareholders of ITSA who are Brazilian nationals, with ITSA retaining 49% of the voting stock and 83% of the economic interests in TVFSA; (ii) the operating assets of the wireless cable system of Brasilia were transferred from TVFSA to TV Filme Brasilia Servicos de Telecomunicacoes Ltda. ("TV Filme Brasilia"), which is substantially owned by ITSA; and (iii) TVFSA entered into various agreements with ITSA and its subsidiaries pursuant to which, among other things, TVFSA has authorized ITSA to operate the existing wireless cable systems under its current licenses. As a result of the Restructuring and the Initial Public Offering, the Company owns 100% of ITSA, which holds 49% of the voting stock and 83% of the economic interests of TVFSA and 100% of TV Filme Brasilia, TV Filme Goiania and TV Filme Belem.

                  Accordingly, the consolidated financial statements of the Company include ITSA and its subsidiaries on a historical basis since May 1994 as though they have been part of the Company for all periods presented. All significant intercompany transactions and balances have been eliminated in consolidation.

                  The Company develops, owns and operates subscription television systems in mid-sized markets in Brazil. The Company has established wireless cable operating systems in the cities of Brasilia, Goiania and Belem. Applications have been made for the Company to operate systems in an additional 27 markets in Brazil. Although the economic situation in Brazil has improved since July 1994, when the government introduced an economic stabilization plan designed to reduce the rate of inflation, a return to high levels of inflation and currency fluctuations could adversely affect the Company's operations.

                         TV FILME, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)



         B.       METHOD OF PRESENTATION

                  The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States in U.S. dollars. Amounts in Brazilian currency have been remeasured into U.S. dollars in accordance with the methodology set forth in Statement of Financial Accounting Standards No. 52 ("SFAS 52") as its applies to entities operating in highly inflationary economies. Supplies, property, plant and equipment, intangibles and deferred installation fees and the related income statement accounts are remeasured at exchange rates in effect when the assets were acquired or the liabilities were incurred. All other assets and liabilities are remeasured at year end exchange rates, and all other income and expense items are remeasured at average exchange rates prevailing during the year. Remeasurement adjustments are included in exchange and translation gains (losses).

                  In management's opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the first three months are not necessarily indicative of the results that may be expected for a full year.

         C.       NET LOSS PER SHARE

         Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the period together with the number of shares issuable upon the exercise of options and warrants issued during the twelve months prior to the filing of the Initial Public Offering. The computation of fully diluted pro forma net loss per share of common stock was antidilutive; therefore, the amounts reported for primary and fully diluted loss per share are the same.

         D.       ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company had an allowance for doubtful accounts of $666,000 at December 31, 1996 and $917,000 at March 31, 1997. Charges to the allowance during the three months ended March 31, 1997 were $348,000.

         E.       RECLASSIFICATIONS

         Certain 1996 amounts have been reclassified to conform to 1997 presentation.

2.       RELATED PARTY TRANSACTIONS

                  Substantially all programming is supplied by a subsidiary of Tevecap S.A. ("Tevecap"), a stockholder of the Company, pursuant to a programming contract. Amounts paid to such affiliate during the three months ended March 31, 1996 and 1997 were $1,200,000 and $2,600,000. The Company purchases from Tevecap a program guide which it distributes to its subscribers monthly. Amounts paid to Tevecap during the three months ended March 31, 1996 and 1997 were $75,000 and $53,000, respectively.

                         TV FILME, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


                  The Company purchased two licenses to operate wireless cable systems from Abril S.A. ("Abril") for $400,000 each, payable in four equal annual installments, which do not bear interest, including $200,000 outstanding as of March 31, 1997. The remaining $200,000 is due in February 1998. Since there are no outstanding borrowings to Tevecap, interest expense paid to Tevecap was $0 for the three months ended March 31, 1997 compared to $374,000 for the three months ended March 31, 1996.

                  The Company purchases equipment and supplies from vendors under irrevocable letters of credit. Abril and a subsidiary of Tevecap guarantee such obligations from time to time. Total issued and outstanding letters of credit at March 31, 1997 were $6,500,000. At March 31, 1997, issued and outstanding letters of credit secured by affiliates were $4,600,000. The maturity date of such letters of credit range from 270 days to 360 days.


3.       STOCK OPTION PLAN

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


4.       LONG-TERM DEBT

         On December 20, 1996, the Company issued $140 million principal amount of 12-7/8% Senior Notes due December 15, 2004 (the "Senior Notes"). The proceeds of the Senior Notes were loaned to ITSA and evidenced by an intercompany note. Interest is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 1997. Of the $140 million loaned to ITSA, approximately $33.5 million was used to purchase U.S. government securities, scheduled interest and principal payments on which is in an amount sufficient to provide for payment in full when due of the first four scheduled interest payments on the Senior Notes. Debt issuance costs are capitalized and amortized over the period of the debt under the effective yield method.

         The Senior Notes are redeemable on or after December 15, 2000 at the option of the Company, in whole or in part from time to time, at specified redemption prices declining annually to 100% of the

                         TV FILME, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


principal amount on or after December 15, 2003, plus accrued interest. The Senior Notes contain certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness and pay dividends or make certain other distributions. Upon a change of control, the Company is required to make an offer to purchase the Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any. In accordance with the covenants of the Senior Notes and the Company's current level of leverage, at March 31, 1997 it is unable to make any dividend payments.

The Company believes that the recorded value of the Senior Notes approximates the fair value at March 31, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.
         -------------------------------------------------

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

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                    -------------------------------------------------------------------------
                                                                            % OF                                 % OF
                                                           1996           REVENUE               1997            REVENUE
                                                           ----           -------               ----            -------
                                                                     (In thousands, except share and other data)

Revenues...........................................         $ 5,852       100%               $ 11,180              100%
Operating costs and expenses:
     System operating..............................           1,583        27%                  3,698               33%
     Selling, general and administrative...........           3,310        57%                  5,475               49%
     Depreciation and amortization.................           1,098        19%                  2,304               21%
                                                    ----------------------------------     ----------------------------------
         Total operating costs and expenses........           5,991       102%                 11,477              103%
                                                    ----------------------------------     ----------------------------------
            Operating loss.........................            (139)      (2%)                  (297)              (3%)
     Interest expense..............................            (374)      (6%)                (4,908)             (44%)
     Interest income...............................               -         0%                  2,948               26%
     Other expense.................................              10         0%                    (1)                0%
     Exchange and translation gains (losses).......              44         1%                  (738)                7%
                                                    ----------------------------------     ----------------------------------
     Total other income (expense)..................           (320)       (5%)                (2,699)             (24%)
                                                    ----------------------------------     ----------------------------------
Net loss...........................................        $  (459)       (8%)               $(2,996)             (27%)
                                                    ==================================    ===================================
Net loss per share.................................        $ (0.06)                          $ (0.27)
                                                    ===================                   ===================
Weighted average number of common stock
 and common stock equivalents outstanding..........           8,086                           10,984
                                                    ===================                   ===================
Other Data:
     EBITDA (a)....................................         $   959                          $  2,007
                                                    ===================                   ===================
     Number of subscribers at end of period........          47,066                            92,097
                                                    ===================                   ===================

-------------------
(a) EBITDA is defined as operating loss plus depreciation, amortization and non-cash charges. While EBITDA should not be construed as a substitute for operating loss or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with United States GAAP, it is included herein to provide additional information regarding the ability of the Company to meet its capital expenditures, working capital requirements and debt service. EBITDA, however, is not necessarily a measure of the Company's ability to fund its cash needs.

     REVENUES. The Company's revenues primarily consist of monthly fees paid by subscribers for the programming package, as well as installation fees recognized for the period, net of sales taxes. Revenues increased from approximately $5.9 million for the three months ended March 31, 1996 to approximately $11.2 million for the three months ended March 31, 1997, primarily due to an increase of approximately 43,000 in the average number of subscribers in the Company's operating systems, offset, in part, by approximately $325,000 decrease in revenues due to a 5% sales tax increase in Brasilia at the beginning of 1997. Average monthly revenue per subscriber was $39.42 for the three months ended March 31, 1997 compared to $40.45 for the three months ended March 31, 1996.

         SYSTEM   OPERATING   EXPENSES.   System   operating   expenses  include
programming costs, a portion of costs of compensation and benefits for the Company's employees, vehicle rental costs, transmitter site rentals, repair and maintenance expenditures and customer service costs. System operating expenses increased from approximately $1.6 million for the three months ended March 31, 1996 to approximately $3.7 million for the three months ended March 31, 1997, primarily due to an increase in programming expenses of approximately $1.3 million and an increase in compensation and benefits of approximately $0.8 million. Programming and subscriber magazine expenses are charged on a per subscriber basis and, therefore, will normally increase as subscribers increase. During the three months ended March 31, 1997, subscriber magazine expenses were approximately $50,000 due to a one-time credit from the publisher. Had this credit not been given, subscriber magazine expenses would have been approximately $400,000.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") increased from approximately $3.3 million for the three months ended March 31, 1996 to approximately $5.5 million for the three months ended March 31, 1997, but as a percentage of revenues decreased from approximately 56.6% to approximately 49.0%. In general, SG&A increased in line with the increase in subscribers, including increases in compensation and benefits, commissions, advertising, promotion and the provision for losses on accounts receivable. All of these increases were directly associated with higher revenues and higher subscriber levels during the three months ended in March 31, 1997.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses consist primarily of depreciation of decoder boxes, headend facilities and capitalized installation costs. These costs are capitalized and depreciated over a five year period. Depreciation and amortization expense increased from approximately $1.1 million for the three months ended March 31, 1996 to approximately $2.3 million for the three months ended March 31, 1997, primarily due to increases in the number of installed subscribers in each of the Company's three operating systems.

         OPERATING LOSS. For the three month period ended March 31, 1997, the Company generated an operating loss of approximately $0.3 million, primarily due to expenses in connection with the development of the Company's business, as explained above. The Company may continue to generate operating losses as it expands its existing systems and develops additional systems.

         INTEREST EXPENSE. Interest expense increased by $4.5 million from the three month period ended March 31, 1996 to the three month period ended March 31, 1997, primarily as a result of accrued interest associated with the Senior Notes.

         INTEREST INCOME. Interest income increased by $2.9 million from the three month period ended March 31, 1996 to the three month period ended March 31, 1997, primarily as a result of investing a portion of the proceeds from the Initial Public Offering and the Senior Notes.

         EXCHANGE AND TRANSLATION GAINS (LOSSES). Exchange and translation gains (losses) have arisen primarily as a result of converting short-term investments and borrowings denominated in REAIS to U.S. dollars in accordance with SFAS No.
52. These amounts can fluctuate significantly as a result of changes in the exchange rate of the REAL relative to the U.S. dollar. Exchange and translation gains (losses) increased by $0.8 million from the three months ended March 31, 1996 to the three months ended March 31, 1997 as a result of additional short-term investments in Brazil.

         INCOME TAXES. The Company did not have taxable income during the three month period ended March 31, 1997 and expects to generate losses for the foreseeable future. Effective January 1, 1997, Brazilian effective tax rates increased to approximately 33.0% from 30.5%.

         NET LOSS.  As  explained  above,  net  loss  in the period presented is
primarily   attributable  to  the  expenses  incurred  in  connection  with  the development of the Company's business.

LIQUIDITY AND CAPITAL RESOURCES

         The pay television business is a capital intensive business. The Company made capital expenditures of approximately $10.4 million in the three months ended March 31, 1997. Such capital expenditures were financed principally through offerings of equity and debt. From 1993 through the first part of 1996, the Company raised an aggregate of approximately $16.8 million through a series of private equity placements to Tevecap and Warburg, Pincus Investors, L.P. In August 1996, TV Filme completed the Initial Public Offering with net proceeds to the Company of $24.4 million and in December 1996 TV Filme completed the sale of the Senior Notes. In the past, working capital requirements have been primarily met by (i) vendor financing which generally requires payment within 360 days of shipment, some of which has been supported by irrevocable letters of credit guaranteed by Abril and certain of its affiliates and (ii) borrowings from Abril and certain of its affiliates. As of September 30, 1996, the Company had repaid working capital borrowings from Abril and certain of its affiliates in their entirety with a portion of the net proceeds from the Initial Public Offering. As a result of the Initial Public Offering and the Senior Notes offering, the Company does not expect to continue borrowing from Abril or its affiliates. As of March 31, 1997, the Company has a payable to Abril of $200,000 in connection with the Company's purchase of the Belem and Goiania licenses from Abril. Such amount is due in February 1998.

         As of March 31, 1997, approximately $6.5 million was outstanding under letters of credit with maturities ranging from 270 days to 360 days, of which approximately $4.6 million was guaranteed by affiliates of TV Filme. As of March 31, 1997, the Company had importation lines of credit in the aggregate amount of $7.0 million with two commercial banks, of which approximately $4.1 million was available on such date. The Company currently believes that lines of credit, additional vendor financing and other credit facilities are available on acceptable terms. As a result of the Initial Public Offering and the Senior Notes offering, the Company had positive working capital at March 31, 1997 in the amount of $111.1 million. Net cash provided by operating activities for the three months ended March 31, 1997 was approximately $0.7 million.

         For the remaining nine months of 1997, the Company anticipates that its aggregate capital expenditures in its existing operating markets will be approximately $18.0 million, comprised primarily of subscriber installation equipment. In addition to expanding its subscriber base in its existing systems, the Company is seeking to launch additional systems, and applications have been made for the Company to operate wireless cable systems in 27 additional markets in Brazil; however, there can be no assurance as to the grant of any such concessions and licenses and the timing of any such grants generally. Based on current market and operating conditions, the Company estimates that the average cost of launching and deploying any additional wireless cable operating system after the granting of a new license in the Company's application markets could be up to approximately $12.0 million, including construction of a headend facility, subscriber-related capital costs and funding initial development costs and marketing costs and operating losses, depending on factors particular to each such market. The Company also from time to time may selectively pursue the acquisition of existing pay television systems, although it currently has no understanding, commitment or agreement with respect to any such acquisitions. The Company believes that its current cash and internally generated funds will be sufficient to fund its cash requirements for at the least the next twelve months and has invested its available cash predominantly in U.S. dollar denominated short-term marketable securities. As of March 31, 1997, of the Company's $140.0 million in cash, cash equivalents and pledged securities, $116.2 million was invested in U.S. dollar denominated securities. In the longer term, the Company's funding needs are subject to a variety of factors, including the number and size of new system launches or acquisitions, the implementation of alternative transmission technologies and the offering of additional communications services. Accordingly, there can be no assurance that the Company will be able to meet its funding needs in the longer term.

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

                          PART II - OTHER INFORMATION.
                          ---------------------------


Item 1.   LEGAL PROCEEDINGS.
          -----------------

          None

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

          (a)     EXHIBITS
                  --------

          27.     Financial Data Schedule

          (b)     REPORTS ON FORM 8-K
                  -------------------

          No reports of Form 8-K were filed by the Company during the quarter ended March 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:  May 14, 1997


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

                                  EXHIBIT INDEX
                                  -------------



                                                           SEQUENTIALLY
NO.                     DESCRIPTION                       NUMBERED PAGES
---                     -----------                       --------------

27.                     Financial Data Schedule