Form 10-Q
period 1997-06-30
TV FILME INC
filed 1997-08-14
CIK 1013608

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997

                                            OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

                                 TV FILME, INC.
             (Exact name of Registrant as Specified in its Charter)

                        COMMISSION FILE NUMBER : 0-28670

             DELAWARE                                    98-0160214
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                C/O ITSA-INTERCONTINENTAL TELECOMUNICACOES LTDA.
                               SCS, QUADRA 07-Bl.A
                               ED. EXECUTIVE TOWER
                                    SALA 601
                             70.300-911 BRASILIA-DF
                                     BRAZIL
          (Address, Including Zip Code, of Principal Executive Offices)

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

       CLASS                                       OUTSTANDING

 Common Stock, par value $.01                      10,189,296 shares
 per share.                                        as of August 11, 1997.

================================================================================




                                                       TV FILME, INC.

                                                            INDEX


PART I.  FINANCIAL INFORMATION                                                                             PAGE NO.


ITEM 1.     Financial Statements

            Consolidated Balance Sheets as of December 31, 1996
            and June 30, 1997 (Unaudited)......................................................................2

            Unaudited Consolidated Statements of Operations for the Three and Six Months Ended
            June 30, 1996 and the Three and Six Months Ended June 30, 1997.....................................3

            Unaudited Consolidated Statement of Changes in Stockholders' Equity
            at June 30, 1997...................................................................................4

            Unaudited Consolidated Statements of Cash Flows for the Six Months Ended
            June 30, 1996 and the Six Months Ended June 30, 1997...............................................5

            Notes to Unaudited Consolidated Financial Statements...............................................6

ITEM 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................................................10

ITEM 3.     Quantitative and Qualitative Disclosure About Market Risk.........................................14


PART II.  OTHER INFORMATION

ITEM 1.     Legal Proceedings.................................................................................14

ITEM 2.     Changes in Securities.............................................................................14

ITEM 3.     Default Upon Senior Securities....................................................................14

ITEM 4.     Submission of Matters to a Vote of Security-Holders...............................................14

ITEM 5.     Other Information.................................................................................14

ITEM 6.     Exhibits and Reports on Form 8-K..................................................................14

SIGNATURES



                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                         TV FILME, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                           DECEMBER 31,   JUNE 30,
                                                               1996         1997
                                                            ----------   -----------
                                                                         (UNAUDITED)
                                                                 (IN THOUSANDS)

ASSETS
Current assets:
   Cash and cash equivalents ............................   $ 116,355    $  98,587
   Accounts receivable, net .............................       3,607        6,817
   Supplies .............................................       2,721        3,537
   Prepaid expenses and other current assets ............       1,175        1,821
   Accrued interest receivable ..........................        --            245
   Pledged securities-current ...........................      16,159       16,645
                                                            ---------    ---------
       Total current assets .............................     140,017      127,652
Property, plant and equipment, net ......................      38,333       51,646
Pledged securities ......................................      17,353        8,755
Debt issuance costs .....................................       6,036        6,363
Other assets ............................................       1,190        1,155
                                                            ---------    ---------
       Total assets .....................................   $ 202,929    $ 195,571
                                                            =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable ........................................   $  11,106    $  10,192
Short-term debt .........................................       2,926        2,926
Payroll and other benefits payable ......................       1,538        2,158
Accrued interest payable ................................         572          946
Accrued liabilities and taxes payable ...................         412          535
Payables to affiliates-current ..........................         200          200
                                                            ---------    ---------
       Total current liabilities ........................      16,754       16,957
Payables to affiliates-long term ........................         200            0
Deferred installation fees ..............................       8,227        8,021
Senior Notes ............................................     140,000      140,000
Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000
     shares authorized, no shares issued ................        --           --
   Common stock, $.01 par value, 50,000,000
     shares authorized, 10,166,176 and 10,189,296
     shares issued and outstanding ......................         102          102
     Additional paid-in capital .........................      41,825       41,825
     Deficit ............................................      (4,179)     (11,334)
                                                            ---------    ---------
       Total stockholders' equity .......................      37,748       30,593
                                                            ---------    ---------
       Total liabilities and stockholders' equity .......   $ 202,929    $ 195,571
                                                            =========    =========









                             See accompanying notes.



                                               TV FILME, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        (UNAUDITED)




                                                                   THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                                   ---------------------------           --------------------------
                                                                       1996               1997              1996              1997
                                                                      ------             ------            ------            ------
                                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)



Revenues ...................................................         $  6,781          $ 12,237          $ 12,633          $ 23,417
Operating costs and expenses:
   System operating - Note 2 ...............................            1,833             4,453             3,416             8,150
   Selling, general and administrative .....................            3,884             6,265             7,194            11,741
   Depreciation and amortization ...........................            1,326             2,823             2,424             5,127
                                                                     --------          --------          --------          --------
      Total operating costs and expenses ...................            7,043            13,541            13,034            25,018
                                                                     --------          --------          --------          --------
      Operating loss .......................................             (262)           (1,304)             (401)           (1,601)
Other income (expense):
   Interest expense - Note 2 ...............................              (48)           (4,782)             (422)           (9,690)
   Interest income .........................................                0             2,288                 0             5,236
   Other expense ...........................................                1                 0                11                (1)
   Exchange and translation gains (losses) .................               (2)             (361)               42            (1,099)
                                                                     --------          --------          --------          --------
      Total other income (expense) .........................              (49)           (2,855)             (369)           (5,554)
                                                                     --------          --------          --------          --------
Net income (loss) ..........................................         $   (311)         $ (4,159)         $   (770)         $ (7,155)
                                                                     ========          ========          ========          ========
Net income (loss) per share ................................         $  (0.04)         $  (0.38)         $  (0.10)         $  (0.65)
                                                                     ========          ========          ========          ========
Weighted average number of shares of
  common stock and common stock
  equivalents ..............................................            8,086            11,001             8,086            11,001
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




                                                    TV FILME, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                             (UNAUDITED)

                                                FOR THE SIX MONTHS ENDED JUNE 30, 1997


                                                             COMMON STOCK               ADDITIONAL
                                                       -----------------------------      PAID-IN       ACCUMULATED
                                                           SHARES         PAR VALUE       CAPITAL         DEFICIT           TOTAL
                                                       --------------  -------------    -----------     -----------     ------------
                                                                            (IN THOUSANDS, EXCEPT SHARES)


BALANCE AT DECEMBER 31, 1996 .....................      10,166,176      $      102      $   41,825      $   (4,179)      $   37,748
Issuance of common stock for payment
 of 1996 non-cash compensation ...................          23,120            --              --              --               --
Net loss for the period ..........................            --              --              --            (7,155)          (7,155)
                                                        ----------      ----------      ----------      ----------       ----------
BALANCE AT JUNE 30, 1997 .........................      10,189,296      $      102      $   41,825      $  (11,334)      $   30,593
                                                        ==========      ==========      ==========      ==========       ==========














                                                         See accompanying notes.



                                                  TV FILME, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            (UNAUDITED)


                                                                                            SIX MONTHS ENDED JUNE 30,
                                                                                   -----------------------------------------
                                                                                            1996                 1997
                                                                                          --------             --------
                                                                                                  (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss......................................................................      $      (770)     $          (7,155)
Adjustments to reconcile net loss to net cash provided
    by operating activities:
     Depreciation and amortization............................................             2,424                 5,127
Provision for losses on accounts receivable...................................               524                 1,223
Amortization of debt issuance costs...........................................                 -                   390
Increase (decrease) in deferred installation fees.............................             2,150                 (206)
     Changes in assets and liabilities:
       Increase in accounts receivable........................................           (1,887)               (4,433)
       Increase in supplies...................................................             (755)                 (816)
       Decrease (increase) in prepaid expenses and other current assets.......                97                 (646)
       Increase in accrued interest receivable................................                --                 (245)
       (Increase) decrease in other assets....................................             (182)                     1
       Decrease in pledged securities.........................................                --                 8,112
       Increase (decrease) in accounts payable................................                86                 (914)
       Increase in payroll and other benefits payable.........................               423                   620
       Increase in accrued interest payable...................................                 -                   374
       Increase in accrued liabilities and taxes payable......................               988                   123
                                                                                      ----------            ----------
Net cash provided by operating activities.....................................             3,098                 1,555
                                                                                      ----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions:
     Property, plant and equipment............................................          (10,530)              (18,406)
                                                                                      ----------            ----------
Net cash used in investing activities.........................................          (10,530)              (18,406)
                                                                                      ----------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs...........................................................                 -                 (717)
Issuance of common stock and warrants.........................................             7,151                     0
Increase (decrease) in payables to affiliates.................................               295                 (200)
                                                                                      ----------            ----------
Net cash provided by financing activities.....................................             7,446                 (917)
                                                                                      ----------            ----------
Net change in cash and cash equivalents.......................................                14              (17,768)
Cash and cash equivalents at beginning of period..............................                43               116,355
                                                                                      ----------            ----------
Cash and cash equivalents at end of period....................................        $       57           $    98,587
                                                                                      ==========            ==========

Cash paid during the period for:
     Interest.................................................................        $      422           $     8,762
                                                                                      ==========            ==========






                                                    See accompanying notes.

                         TV FILME, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A.       COMPANY BACKGROUND

                  In connection with an initial public offering (the "Initial Public Offering") of its common stock, $.01 par value per share (the "Common Stock"), TV Filme, Inc. (the "Company") was formed in April 1996 to become the holding company of and successor to ITSA-Intercontinental Telecomunicacoes S.A. and its subsidiaries ("ITSA"). The transfer of ITSA to the Company has been accounted for in a manner similar to a pooling of interests. ITSA was formed in May 1994 as a holding company for and successor to TV Filme Servicos de Telecomunicacoes S.A. ("TVFSA"). The transfer of TVFSA to ITSA has been accounted for in a manner similar to a pooling of interests.

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

         D.       ALLOWANCE FOR DOUBTFUL ACCOUNTS

                  The Company had an allowance for doubtful accounts of $666,000 at December 31, 1996 and $1,092,000 at June 30, 1997. Charges to the
allowance during the three months ended June 30, 1997 were $449,000.

         E.       RECLASSIFICATIONS

                  Certain 1996 amounts have been reclassified to conform to 1997 presentation.

2.       RELATED PARTY TRANSACTIONS

                  Substantially all programming is supplied by a subsidiary of Tevecap S.A. ("Tevecap"), a stockholder of the Company, pursuant to a programming contract. Amounts paid to such affiliate during the three and six months ended June 30, 1996 and 1997 were approximately $1,400,000 and $2,600,000 and $2,700,000 and $5,300,000, respectively. The Company purchases from Tevecap a program guide which it distributes to its subscribers monthly. Amounts paid to Tevecap during the three and six months ended June 30, 1996 and 1997 were $105,000 and $181,000 and $118,000 and $303,000, respectively.

                         TV FILME, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)



                  The Company purchased two licenses to operate wireless cable systems from Abril S.A. ("Abril") for $400,000 each, payable in four equal annual installments, which do not bear interest. The $200,000 which remained outstanding as of June 30, 1997 is due in February 1998. Since there are no outstanding borrowings to Tevecap, interest expense paid to Tevecap was $0 for the six months ended June 30, 1997 compared to $400,000 for the six months ended June 30, 1996.

                  The Company purchases equipment and supplies from vendors under irrevocable letters of credit. Abril and a subsidiary of Tevecap guarantee such obligations from time to time. Total issued and outstanding letters of credit at June 30, 1997 were $6,400,000. At June 30, 1997, issued and outstanding letters of credit secured by affiliates were $4,300,000. The maturity date of such letters of credit range from 270 days to 360 days.

3.       STOCK OPTION PLAN

                  In connection with the Initial Public Offering, the Board of Directors of the Company adopted and the stockholders of the Company approved the 1996 Stock Option Plan (such plan, as subsequently amended in June 1997, is hereinafter referred to as the "Plan"). The Plan provides for the grant of stock options to officers, key employees, consultants and directors of the Company. The Plan is administered by the Compensation Committee of the Board and the total number of shares of Common Stock for which options may be granted pursuant to the Plan is 936,432, subject to certain adjustments reflecting changes in the Company's capitalization. The Plan allows the granting of incentive stock options, which may not have an exercise price below the greater of par value or the market value on the date of grant, and non-qualified stock options, which have no restrictions as to exercise price other than the exercise price cannot be below par value. All options must be exercised no later than 10 years from the date of grant. Options to purchase 407,000 shares of Common Stock were granted upon the consummation of the Initial Public Offering, 297,000 of which are exercisable at $10.00 per share, and 110,000 of which are exercisable at $11.00 per share, and which generally vest 20% per year for five years beginning on the first anniversary of consummation of the Initial Public Offering. Options to purchase 10,000 shares of Common Stock were granted in each of December 1996 and February 1997 at an exercise price of $11.75. Options to purchase 15,000 shares of Common Stock were granted in July 1997 at an exercise price of $10.125.

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

         The Senior Notes are redeemable on or after December 15, 2000 at the option of the Company, in whole or in part from time to time, at specified redemption prices declining annually to 100% of the

                         TV FILME, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)



principal amount on or after December 15, 2003, plus accrued interest. The Senior Notes contain certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness and pay dividends or make certain other distributions. Upon a change of control, the Company is required to make an offer to purchase the Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any. In accordance with the covenants of the Senior Notes and the Company's current level of leverage, at June 30, 1997 it is unable to make any dividend payments.

         The Company believes that the recorded value of the Senior Notes approximates the fair value at June 30, 1997.

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

RESULTS OF OPERATIONS

     Although the Company's financial statements are presented pursuant to United States generally accepted accounting principles in U.S. dollars, the Company's transactions are consummated in both REAIS and U.S. dollars. Inflation and devaluation in Brazil have had, and may continue to have, substantial effects on the Company's results of operations and financial condition. See"--Inflation and Exchange Rates."

         As a result of the development and rapid growth of the Company's business during the periods presented, the period-to-period comparisons of the Company's results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.


                                                          THREE MONTHS ENDED JUNE 30,
                                              -------------------------------------------------
                                                                 % of                    % of
                                                  1996         REVENUE       1997      REVENUE
                                              ----------      ----------   -------   ----------

                                         (In thousands, except subscriber, per share and share data)


Revenues ...................................   $  6,781         100%    $ 12,237         100%
Operating costs and expenses:
         System operating ..................      1,833          27%       4,453          36%
         Selling, general and administrative      3,884          57%       6,265          51%
         Depreciation and amortization .....      1,326          20%       2,823          23%
                                               ---------------------    ---------------------
           Total operating costs and
              expenses .....................      7,043         104%      13,541         111%
                                               ---------------------    ---------------------
              Operating loss ...............       (262)         (4%)     (1,304)        (11%)
         Interest expense ..................        (48)         (1%)     (4,782)        (39%)
         Interest income ...................          0           0%       2,288          19%
         Other expenses ....................          1           0%           0           0%
         Exchange and translation gains
          (losses) .........................         (2)          0%        (361)         (3%)
                                               ---------------------    ---------------------
Net loss ...................................   $   (311)         (4%)   $ (4,159)        (34%)
                                               ==============================================
Net loss per share .........................   $  (0.04)                $  (0.38)
                                               ========                 ========

Weighted average number of common
  stock and common stock equivalents
  outstanding ..............................      8,086                   11,001
                                               ========                  =======
Other Data:
         EBITDA(a) .........................   $  1,064                    1,519
                                               ========                  =======
         Number of subscribers at
         end of period .....................     59,036                  103,770
                                               ========                  =======






                                                                                         SIX MONTHS ENDED JUNE 30,
                                                                   -----------------------------------------------------------------
                                                                                            % of                              % of
                                                                         1996             REVENUE          1997              REVENUE
                                                                       --------           -------        --------            -------
                                                                   (In thousands, except subscriber, per share and share data)



Revenues .....................................................       $  12,633              100%        $  23,417              100%
Operating costs and expenses:
         System operating ....................................           3,416               27%            8,150               35%
         Selling, general and administrative .................           7,194               57%           11,741               50%
         Depreciation and amortization .......................           2,424               19%            5,127               22%
                                                                     ----------------------------       ----------------------------

           Total operating costs and
             expenses ........................................          13,034              103%           25,018              107%
                                                                     ----------------------------       ----------------------------
             Operating loss ..................................            (401)              (3%)          (1,601)              (7%)

         Interest expense ....................................            (422)              (3%)          (9,690)             (41%)
         Interest income .....................................               0                0%            5,236               22%
         Other expenses ......................................              11                0%               (1)              (0%)
         Exchange and translation gains
            (losses) .........................................              42               (0%)          (1,099)              (5%)
                                                                     ----------------------------      -----------------------------
Net loss .....................................................       $    (770)              (6%)       $  (7,155)             (31%)
                                                                     ============================       ============================
Net loss per share ...........................................       $   (0.10)                         $   (0.65)
                                                                     ==========                         ==========
Weighted average number of common
  stock and common stock equivalents
  outstanding ................................................           8,086                             11,001
                                                                     ==========                         ==========
Other Data:
         EBITDA(a) ...........................................       $   2,023                          $   3,526
                                                                     ==========                         ==========
         Number of subscribers at
         end of period .......................................          59,036                            103,770
                                                                     ==========                         ==========


--------------

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

         REVENUES. The Company's revenues primarily consist of monthly fees paid by subscribers for the programming package, as well as installation fees recognized for the period, net of sales taxes. For the three months ended June 30, 1997 compared to the same period in 1996, revenues increased by $5.5 million, or 80%, primarily due to an increase of 45,000 in the average number of subscribers. This increase was offset, in part, by an increase in taxes on revenues from approximately 2.7% to 7.7% in Brasilia (effective January 1, 1997) which represented a net revenue reduction of $0.4 million. For the six months ended June 30, 1997 compared to the same period in 1996, revenues increased by approximately $10.8 million, or 85%, primarily due to an increase of 44,000 in the average number of subscribers. The effect of the Brasilia revenue tax increase for this period was $0.8 million.

         SYSTEM OPERATING EXPENSES. System operating expenses consist of programming costs (including costs associated with developing and producing proprietary programming content), costs for the programming guide distributed to subscribers, a portion of costs of compensation and benefits for the Company's employees, vehicle rental costs, transmitter site rentals, repair and maintenance expenditures and service call costs. For the three months ended June 30, 1997 compared with the same period in 1996, system operating expenses increased by approximately

$2.6 million, or 143%, primarily due to additional programming costs directly associated with the increase in the Company's installed subscriber base ($1.3 million), costs associated with the development of the Company's proprietary programming initiatives ($0.2 million), programming guide expenses ($0.2 million) and compensation and benefits ($0.8 million). For the six months ended June 30, 1997 compared to the same period in 1996, system operating expenses increased by approximately $4.7 million, or 139%, also due to additional programming costs directly associated with the increase in the Company's installed subscriber base ($2.5 million), costs associated with the development of the Company's proprietary programming initiatives ($0.2 million), programming guide expenses ($0.2 million) and compensation and benefits ($1.6 million).

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended June 30, 1997 compared to the same period in 1996, selling, general and administrative ("SG&A") expenses increased by approximately $2.4 million, or 61%, primarily due to growth in the average number of subscribers. This growth was supported by an increase in advertising and promotion ($0.6 million) and resulted in increases in compensation and benefits ($0.5 million), provision for doubtful accounts ($0.3 million), bank fees ($0.2 million) and all other SG&A expenses ($0.8 million). For the six months ended June 30, 1997 compared to the same period in 1996, SG&A expenses increased by approximately $4.5 million, or 63%, also due to growth in the average number of subscribers which growth was supported by an increase in advertising and promotion ($0.9 million) and resulted in increases in compensation and benefits ($1.1 million), provision for doubtful accounts ($0.7 million), bank fees ($0.2 million) and all other SG&A expenses ($1.6 million).

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses consist primarily of depreciation of decoder boxes, headend facilities and installation costs. These costs are capitalized and depreciated over a five year period. For the three months ended June 30, 1997 compared to the same period in 1996, depreciation and amortization expense increased by $1.5 million, or 113%. For the six months ended June 30, 1997 compared to the same period in 1996, depreciation and amortization expense increased by $2.7 million, or 112%. In each case, the increase is primarily due to growth in the number of subscribers in each of the Company's three operating systems.

         OPERATING LOSS. For the three and six month periods ended June 30, 1997, the Company generated a loss of approximately $1.3 million and $1.6 million, respectively, primarily due to expenses in connection with the development of the Company's business, as explained above. The Company may continue to generate operating losses as it expands its existing systems and develops additional systems.

         INTEREST EXPENSE. Interest expense increased from the three and six month periods ended June 30, 1996 to the three and six month periods ended June 30, 1997, primarily as a result of accrued interest associated with the Senior Notes.

         INTEREST INCOME. Interest income increased from the three and six month periods ended June 30, 1996 to the three and six month periods ended June 30, 1997, primarily as a result of investing a portion of the proceeds from the Initial Public Offering and the Senior Notes.

         EXCHANGE AND TRANSLATION GAINS (LOSSES). Exchange and translation gains (losses) have arisen primarily as a result of converting short-term investments and borrowings denominated in REAIS to U.S. dollars in accordance with SFAS No.
52. These amounts can fluctuate significantly as a result of changes in the exchange rate of the REAL relative to the U.S. dollar. Exchange and translation losses increased from the three and six months ended June 30, 1996 to the three and six months ended June 30, 1997 as a result of additional short-term investments in REAIS.

         INCOME TAXES. The Company did not have taxable income during the six-month period ended June 30, 1997 and expects to generate losses for the foreseeable future. Effective January 1, 1997, Brazilian effective tax rates increased from 30.5% to approximately 33.0%.

         NET LOSS. As explained above, net loss in the periods presented are primarily attributable to the significant expenses incurred in connection with the development of the Company's business and net interest expenses associated with the Senior Notes.

LIQUIDITY AND CAPITAL RESOURCES

         The pay  television  business  is a  capital  intensive  business.  The
Company made capital expenditures of approximately $18.4 million in the six months ended June 30, 1997. Such capital expenditures were financed principally through the proceeds from offerings of equity and debt. From 1993 through the first part of 1996, the Company raised an aggregate of approximately $16.8 million through a series of private equity placements to Tevecap and Warburg, Pincus Investors, L.P. In August 1996, TV Filme completed the Initial Public Offering with net proceeds to the Company of $24.4 million and in December 1996 TV Filme completed the sale of the Senior Notes. In the past, working capital requirements have been primarily met by (i) vendor financing which generally requires payment within 360 days of shipment, some of which has been supported by irrevocable letters of credit guaranteed by Abril and certain of its affiliates and (ii) borrowings from Abril and certain of its affiliates. As of September 30, 1996, the Company had repaid working capital borrowings from Abril and certain of its affiliates in their entirety with a portion of the net proceeds from the Initial Public Offering. As a result of the Initial Public Offering and the Senior Notes offering, the Company does not expect to continue borrowing from Abril or its affiliates. As of June 30, 1997, the Company has a payable to Abril of $200,000 in connection with the Company's purchase of the Belem and Goiania licenses from Abril. Such amount is due in February 1998.

         As of June 30, 1997, approximately $6.4 million was outstanding under letters of credit with maturities ranging from 270 days to 360 days, of which approximately $4.3 million was guaranteed by affiliates of TV Filme. As of June 30, 1997, the Company had importation lines of credit in the aggregate amount of $7.0 million with two commercial banks, of which approximately $4.1 million was available on such date. The Company currently believes that lines of credit, additional vendor financing and other credit facilities are available on acceptable terms. As a result of the Initial Public Offering and the Senior Notes offering, the Company had positive working capital at June 30, 1997 in the amount of $105.4 million. Net cash provided by operating activities for the three months ended June 30, 1997 was approximately $0.8 million.

         For the second half of 1997, the Company anticipates that its aggregate capital expenditures in its existing operating markets will be approximately $16.0 million, comprised primarily of subscriber installation equipment. In addition to expanding its subscriber base in its existing systems, the Company is seeking to launch additional systems, and applications have been made for the Company to operate wireless cable systems in 26 additional markets in Brazil; however, there can be no assurance as to the grant of any such concessions and licenses and the timing of any such grants generally. Based on current market and operating conditions, the Company estimates that the average cost of launching and deploying any additional analog wireless cable operating system after the granting of a new license in the Company's application markets could be up to approximately $15.0 million, including construction of a headend facility, subscriber-related capital costs and funding initial development costs and marketing costs and operating losses, depending on factors particular to each such market. The Company also from time to time may selectively pursue the acquisition of existing pay television systems, although it currently has no understanding, commitment or agreement with respect to any such acquisitions. The Company believes that its current cash and internally generated funds will be sufficient to fund its cash requirements for at least the next twelve months and has invested its available cash predominantly in U.S. dollar denominated short-term marketable securities. As of June 30, 1997, of the Company's $124 million in cash, cash equivalents and pledged securities, $107.6 million was invested in U.S. dollar denominated securities. In the longer term, the
Company's funding needs are subject to a variety of factors, including the number and size of new system launches or acquisitions, the implementation of alternative transmission technologies and the offering of additional communications services. Accordingly, there can be no assurance that the Company will be able to meet its funding needs in the longer term.

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

         Generally, inflation in Brazil has been accompanied by devaluation of the Brazilian currency relative to the U.S. dollar. Devaluation of the REAL may also have an adverse effect on the Company. The Company collects substantially all of its revenues in REAIS, but pays certain of its expenses, including a significant portion of its equipment costs, substantially all interest expense and most of its programming costs, in U.S. dollars. To the extent the REAL depreciates at a rate greater than the rate at which the Company raises prices, the value of the Company's revenues (as expressed in U.S. dollars) will be adversely affected. This effect on the Company's revenues may negatively impact the Company's ability to fund U.S. dollar-based expenditures. Accordingly, devaluation of the REAL may have a material adverse effect on the Company's results of operations and financial condition.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         This requirement is not currently applicable to the Company.

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

          None

Item 5.   OTHER INFORMATION.

          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)     EXHIBITS

          3.1(ii) Amended and Restated Bylaws.

          27.     Financial Data Schedule.

          (b)     REPORTS ON FORM 8-K

          No reports of Form 8-K were filed by the Company during the quarter ended June 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:  August 13, 1997


                               TV FILME, INC.
                               (Registrant)



                               /S/ HERMANO STUDART LINS DE ALBUQUERQUE
                               Hermano Studart Lins de Albuquerque
                               Chief Executive Officer (Principal Executive
                               Officer)



                               /S/ ALVARO J. AQUIRRE
                               Alvaro J. Aquirre
                               Chief Financial Officer (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


                                                                 SEQUENTIALLY
NO.                   DESCRIPTION                               NUMBERED PAGES
---                   -----------                               --------------

3.1(ii)               Amended and Restated Bylaws
27.                   Financial Data Schedule