Form 10-Q
period 1997-09-30
TV FILME INC
filed 1997-11-14
CIK 1013608

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 ------------

                                  FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1997

                           OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from    to


                                TV FILME, INC.
            (Exact name of Registrant as Specified in its Charter)

                       COMMISSION FILE NUMBER: 0-28670

          DELAWARE                                      98-016214
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

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

          CLASS                                         OUTSTANDING

      Common Stock, par value $0.01                     10,812,096 shares
      per share.                                        as of November 12, 1997

================================================================================

                                TV FILME, INC.

                                    INDEX



PART I.  FINANCIAL INFORMATION                                          PAGE NO.

ITEM 1.  Financial Statements

         Consolidated Balance Sheets as of December 31, 1996
         and September 30, 1997 (Unaudited)...........................      2

         Unaudited Consolidated Statements of Operations for the
         Three and Nine Months Ended September 30, 1996 and the
         Three and Nine Months Ended September 30, 1997...............      3

         Unaudited Consolidated Statement of Changes in Stockholders'
         Equity at September 30, 1997.................................      4

         Unaudited Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 1996 and the Nine Months
         Ended September 30, 1997.....................................      5

         Notes to Unaudited Consolidated Financial Statements.........      6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................      9

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk....     13


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings............................................     13

ITEM 2.  Changes in Securities and Use of Proceeds....................     13

ITEM 3.  Default Upon Senior Securities...............................     13

ITEM 4.  Submission of Matters to a Vote of Security-Holders..........     13

ITEM 5.  Other Information............................................     14

ITEM 6.  Exhibits and Reports on Form 8-K.............................     14

SIGNATURES



                                             TV FILME, INC. AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS

                                                                                   DECEMBER 31,           SEPTEMBER 30,
                                                                                       1996                    1997
                                                                                --------------------   ---------------------
                                                                                                           (UNAUDITED)
                                                                                              (IN THOUSANDS)

ASSETS
Current assets:
     Cash and cash equivalents.........................................                    $116,355                  $92,136
     Accounts receivable, net..........................................                       3,607                    8,137
     Supplies..........................................................                       2,721                    5,074
     Prepaid expenses and other current assets.........................                       1,175                    3,191
     Accrued interest receivable.......................................                          --                      597
     Pledged securities-current........................................                      16,159                   16,645
                                                                                --------------------   ---------------------
           Total current assets........................................                     140,017                  125,780
Property, plant and equipment, net.....................................                      38,333                   60,175
Pledged securities.....................................................                      17,353                    8,755
Debt issuance costs....................................................                       6,036                    6,265
Other assets...........................................................                       1,190                    1,596
                                                                                --------------------   ---------------------
           Total assets................................................                    $202,929                 $202,571
                                                                                ====================   =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
     Accounts payable..................................................                     $11,106                  $15,201
     Short-term debt...................................................                       2,926                      804
     Payroll and other benefits payable................................                       1,538                    2,584
     Accrued interest payable..........................................                         572                    5,326
     Accrued liabilities and taxes payable.............................                         412                      912
     Payables to affiliates-current....................................                         200                      200
                                                                                --------------------   ---------------------
          Total current liabilities....................................                      16,754                   25,027
Payables to affiliates-long term.......................................                         200                       --
Deferred installation fees.............................................                       8,227                    7,695
Senior notes...........................................................                     140,000                  140,000
Stockholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares
          authorized, no shares issued.................................                          --                       --
     Common stock, $.01 par value, 50,000,000 shares
          authorized, 10,166,176 and 10,812,096 shares
          issued and outstanding.......................................                         102                      108
     Additional paid-in capital........................................                      41,825                   45,582
     Deficit...........................................................                      (4,179)                 (15,841)
                                                                                --------------------   ---------------------
          Total stockholders' equity...................................                      37,748                   29,849
                                                                                --------------------   ---------------------
          Total liabilities and stockholders' equity...................                    $202,929                 $202,571
                                                                                ====================   =====================




                             See accompanying notes.


                                       2





                         TV FILME, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                           THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                                               1996                1997                 1996               1997
                                                          ---------------      --------------      ---------------   ---------------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues................................................          $8,654             $13,691              $21,287           $37,108
Operating costs and expenses:
    System operating - Note 2...........................           2,676               4,771                6,092            12,921
    Selling, general and administrative.................           4,421               6,947               11,615            18,688
    Depreciation and amortization.......................           1,572               3,290                3,996             8,417
                                                          ---------------      --------------      ---------------   ---------------
        Total operating costs and expenses..............           8,669              15,008               21,703            40,026
                                                          ---------------      --------------      ---------------   ---------------
        Operating loss..................................             (15)             (1,317)                (416)           (2,918)
Other income (expense):
    Interest expense - Note 2...........................            (199)             (4,756)                (481)          (14,446)
    Interest income.....................................             314               1,991                  174             7,227
                                                          ---------------      --------------      ---------------   ---------------
        Interest expense, net...........................             115              (2,765)                (307)           (7,219)
    Other expense.......................................             (34)                  5                  (23)                4
    Exchange and translation gains (losses).............            (143)               (430)                (101)           (1,529)
                                                          ---------------      --------------      ---------------   ---------------
        Total other income (expense)....................             (62)             (3,190)                (431)           (8,744)
                                                          ---------------      --------------      ---------------   ---------------
Net income (loss).......................................             (77)            ($4,507)               ($847)         ($11,662)
                                                          ===============      ==============      ===============   ===============
Net income (loss) per share.............................          ($0.01)             ($0.41)              ($0.10)           ($1.06)
                                                          ===============      ==============      ===============   ===============
Weighted average number of shares of common stock
  and common stock equivalents..........................           9,868              10,978                8,680            10,982
                                                          ===============      ==============      ===============   ===============










                             See accompanying notes.


                                       3



                         TV FILME, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                  For the nine months ended September 30, 1997


                                            SHARES            PAR VALUE           CAPITAL            DEFICIT              TOTAL
                                       ---------------    ----------------   ----------------    ---------------    ----------------

                                                                  (IN THOUSANDS, EXCEPT SHARES)


BALANCE AT DECEMBER 31, 1996.......        10,166,176                $102            $41,825           ($4,179)             $37,748
Issuance of common stock for
    payment of 1996 non-cash
    compensation...................            23,120                  --                 --                 --                  --
Conversion of outstanding warrants
    into common stock..............           622,800                   6              3,757                 --               3,763
Net loss for the period............                --                  --                 --            (11,662)            (11,662)
                                      ---------------    ----------------   ----------------     ---------------    ----------------
BALANCE AT SEPTEMBER 30, 1997......        10,812,096                $108            $45,582           ($15,841)            $29,849
                                      ===============    ================   ================     ===============    ================































                             See accompanying notes.


                                       4




                         TV FILME, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                             ---------------------------------------
                                                                  1996                        1997
                                                             ------------                  ---------

                                                                         (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss..............................................      $      (847)              $    (11,662)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization......................            3,996                      8,417
Provision for losses on accounts receivable...........              821                      2,414
Amortizaton of debt issuance costs....................               --                        590
Increase (decrease) in deferred installation fees.....            2,927                       (532)
   Changes in operating assets and liabilities:
      Increase in accounts receivable.................           (2,418)                    (6,944)
      Increase in supplies............................           (1,351)                    (2,353)
      Increase in prepaid expenses and other current
       assets.........................................             (327)                    (2,016)
      Increase in accrued interest receivable.........               --                       (597)
      Increase in other assets........................             (183)                      (485)
      Decrease in pledged securities..................               --                      8,112
      Increase in accounts payable....................            1,876                      4,095
      Increase in payroll and other benefits payable..              773                      1,046
      Increase in accrued interest payable............               --                      4,754
      Increase in accrued liabilities and taxes
        payable.......................................              807                        500
                                                            -----------               ------------
Net cash provided by operating activities.............            6,074                      5,339
                                                            -----------               ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisitions:
   Property, plant and equipment......................          (17,481)                   (30,180)
                                                            -----------               ------------
Net cash used in investing activities.................          (17,481)                   (30,180)
                                                            -----------               ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in short-term debt.............            1,322                     (2,122)
   Proceeds from initial public offering,
      net of costs....................................           24,372                         --
   Debt issuance costs................................               --                       (819)
   Issuance of common stock and warrants..............            7,151                      3,763
   Decrease in payables to affiliates.................           (1,863)                      (200)
                                                            -----------               ------------
Net cash provided by financing activities.............           30,982                        622
                                                            -----------               ------------
Net change in cash and cash equivalents...............           19,575                    (24,219)
Cash and cash equivalents at beginning of period......               43                    116,355
                                                            -----------               ------------
Cash and cash equivalents at end of period............      $    19,618               $     92,136
                                                            ===========               ============

Cash paid during the period for:
   Interest...........................................   $          422               $      8,762
                                                         ==============               ============



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

         In connection with the Initial Public Offering, the Company entered into a restructuring (the "Restructuring") pursuant to which all of the preferred stock of ITSA was converted into common stock of ITSA, based on the conversion rates at the date of issuance of the preferred stock. Each share of common stock of ITSA was exchanged for 1,844 shares of Common Stock of the Company. As all of the preferred stock of ITSA has been converted and there were no preferred dividends paid or due as a result of the conversion, all preferred and common stock issuances of the predecessor companies have been reflected as issuances of Common Stock of the Company. Prior to the consummation of the Initial Public Offering and the Restructuring, TVFSA operated the Company's wireless cable system in Brasilia, and held the licenses to operate the Company's wireless cable systems in Brasilia, Goiania and Belem. ITSA owned substantially all of TVFSA, TV Filme Goiania Servicos de Telecomunicacoes Ltda. ("TV Filme Goiania") and TV Filme Belem Servicos de Telecomunicacoes Ltda. ("TV Filme Belem"). Pursuant to the Restructuring, (i) 51% of the voting stock of TVFSA was transferred to an entity, all of which was owned by certain then existing shareholders of ITSA who were and are Brazilian nationals, with ITSA retaining 49% of the voting stock and 83% of the economic interests in TVFSA;
(ii) the operating assets of the wireless cable system of Brasilia were transferred from TVFSA to TV Filme Brasilia Servicos de Telecomunicacoes Ltda. ("TV Filme Brasilia"), which is substantially owned by ITSA; and (iii) TVFSA entered into various agreements with ITSA and its subsidiaries pursuant to which, among other things, TVFSA has authorized ITSA to operate the existing wireless cable systems under its current licenses. As a result of the Restructuring and the Initial Public Offering, the Company owns 100% of ITSA, which holds 49% of the voting stock and 83% of the economic interests of TVFSA and 100% of TV Filme Brasilia, TV Filme Goiania and TV Filme Belem.

         Accordingly, the consolidated financial statements of the Company include ITSA and its subsidiaries on a historical basis since May 1994 as though they have been part of the Company for all periods presented. All significant intercompany transactions and balances have been eliminated in consolidation.

         The Company develops, owns and operates subscription television systems in mid-size markets in Brazil. The Company has established wireless cable operating systems in the cities of Brasilia, Goiania and Belem. Applications have been made by the Company to operate systems in an additional 27 markets in Brazil. Although the economic situation in Brazil has improved since July 1994, when the government introduced an economic stabilization plan designed to reduce the rate of inflation, a return to high levels of inflation and currency fluctuations could adversely affect the Company's operations.

     B.  METHOD OF PRESENTATION

         The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States in U.S. dollars. Amounts in Brazilian currency have been remeasured into U.S. dollars in accordance with the methodology set forth in Statement of Financial Accounting Standards No. 52 ("SFAS 52") as its applies to entities operating in highly inflationary economies. Supplies, property, plant and equipment, intangibles and deferred installation fees and the related income statement accounts are remeasured at exchange rates in effect when the assets were acquired or the liabilities were incurred. All other assets and liabilities are remeasured at year end exchange rates, all other income and expense items are remeasured at average exchange rates prevailing during the year. Remeasurement adjustments are included in exchange and translation gains (losses).

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

     D.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company had an allowance for doubtful accounts of $666,000 at December 31, 1996 and $1,744,000 at September 30, 1997. Charges to the allowance during the three months ended September 30, 1997 were $538,000.

     E.  RECLASSIFICATIONS

         Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

2.   RELATED PARTY TRANSACTIONS

         Substantially all programming is supplied by a subsidiary of Tevecap S.A. ("Tevecap"), a stockholder of the Company, pursuant to a programming contract. Amounts paid to such affiliate during the three and nine months ended September 30, 1996 and 1997 were approximately $1,900,000 and $4,500,000 and $2,600,000 and $7,900,000, respectively. Through September 1997, the Company purchased from Tevecap a program guide which it distributed to its subscribers monthly. Amounts paid to Tevecap for the program guide during the three and nine months ended September 30, 1996 and 1997 were $111,000 and $289,000 and $323,000 and $679,000, respectively. As of October 1997, the Company no longer purchases its program guide from Tevecap but has begun to produce and distribute its own program guide.

         The Company purchased two licenses to operate wireless cable systems from Abril S.A. ("Abril") for $400,000 each, payable in four equal annual installments, which do not bear interest. The $200,000 which remained outstanding as of September 30, 1997 is due in February 1998. Since there are no outstanding borrowings to Tevecap, interest expense paid to Tevecap was $0 for the nine months ended September 30, 1997 compared to $400,000 for the nine months ended September 30, 1996.

         The Company purchases equipment and supplies from vendors under irrevocable letters of credit. Abril and a subsidiary of Tevecap guarantee such obligations from time to time. Total issued and outstanding letters of credit at September 30, 1997 were $10,800,000. At September 30, 1997, issued and outstanding letters of credit secured by affiliates were $3,600,000. The maturity date of such letters of credit range from 270 days to 360 days.

3.   STOCK OPTION PLAN

         In connection with the Initial Public Offering, the Board of Directors of the Company adopted and the stockholders of the Company approved the 1996 Stock Option Plan (such plan, as subsequently amended in September 1997, is hereinafter referred to as the "Plan"). The Plan provides for the grant of stock options to officers, key employees, consultants and directors of the Company. The Plan is administered by the Compensation Committee of the Board and the total number of shares of Common Stock for which options may be granted pursuant to the Plan is 936,432, subject to certain adjustments reflecting changes in the Company's capitalization. The Plan allows the granting of incentive stock options, which may not have an exercise price below the greater of par value or the market value on the date of grant, and non-qualified stock options, which have no restrictions as to exercise price other than the exercise price cannot be below par value. All options must be exercised no later than 10 years from the date of grant. Options to purchase 407,000 shares of Common Stock were granted upon the consummation of the Initial Public Offering, 297,000 of which are exercisable at $10.00 per share and 110,000 of which are exercisable at $11.00 per share, and which generally vest 20% per year for five years beginning on the first anniversary of consummation of the Initial Public Offering. Options to purchase 10,000 shares of Common Stock were granted in each of December 1996 and February 1997 at an exercise price of $11.75. Options to purchase 15,000 shares of Common Stock were granted in July 1997 at an exercise price of $10.125.

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

         The Senior Notes are redeemable on or after December 15, 2000 at the option of the Company, in whole or in part from time to time, at specified redemption prices declining annually to 100% of the principal amount on or after December 15, 2003, plus accrued interest. The Senior Notes contain certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness and pay dividends or make certain other distributions. Upon a change of control, the Company is required to make an offer to purchase the Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any. In accordance with the covenants of the Senior Notes and the Company's current level of leverage, at September 30, 1997 it is unable to make any dividend payments.

         The Company believes that the recorded value of the Senior Notes approximates the fair value at September 30, 1997.

5.   STOCKHOLDERS' EQUITY

         During 1996, the Company issued warrants to purchase 794,764 shares of Common Stock to certain stockholders of the Company to replace warrants held by these stockholders in a subsidiary of the Company. Such warrants were exercisable until September 28, 1997 at an exercise price of $6.52 per share. The warrants were exercisable either for cash, the cancellation of indebtedness or on a cashless exercise basis.

         In September 1997, 577,172 of the warrants were exercised for cash for a total purchase price of $3,763,161. In addition, the remaining 217,592 warrants were exchanged for an aggregate of 45,628 shares of Common Stock on a cashless exercise basis. Such warrants were converted into shares of Common Stock based on the difference between the exercise price of $6.52 per share and the average closing price of the Common Stock on the Nasdaq National Market during the five trading days preceding the date of exercise ($8.25).

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

RESULTS OF OPERATIONS

         Although the Company's financial statements are presented pursuant to United States generally accepted accounting principles in U.S. dollars, the Company's transactions are consummated in both REAIS and U.S. dollars. Inflation and devaluation in Brazil have had, and may continue to have, substantial effects on the Company's results of operations and financial condition. See "-- Inflation and Exchange Rates."

         As a result of the development and rapid growth of the Company's business during the periods presented, the period-to-period comparisons of the Company's results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

                                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                       -----------------------------------------------------------------------------
                                                            1996            % OF REVENUE             1997             % OF REVENUE
                                                       ---------------      --------------      ---------------     ----------------

                                                               (IN THOUSANDS, EXCEPT SUBSCRIBER, PER SHARE AND SHARE DATA)

Revenues                                                        $8,654                100%              $13,691                100%
Operating costs and expenses:
    System operating                                             2,676                 31%                4,771                 35%
    Selling, general and administrative                          4,421                 51%                6,947                 51%
    Depreciation and amortization                                1,572                 18%                3,290                 24%
                                                       ---------------      --------------      ---------------     ---------------
        Total operating costs and expenses                       8,669                100%               15,008                110%
                                                       ---------------      --------------      ---------------     ---------------
        Operating loss                                             (15)                (0%)              (1,317)               (10%)
Other income (expense):
    Interest expense                                               (199)               (2%)              (4,756)               (35%)
    Interest income                                                 314                 4%                1,991                 15%
                                                        ---------------     --------------      ---------------     ---------------
        Interest expense, net                                       115                 1%               (2,765)               (20%)
    Other expense                                                   (34)               (0%)                   5                  0%
    Exchange and translation gains (losses)                        (143)               (2%)                (430)                (3%)
                                                        ---------------     --------------      ---------------     ---------------
        Total other income (expense)                                (62)               (1%)              (3,190)               (23%)

                                                        ---------------     --------------      ---------------     ---------------
Net income (loss)                                                  ($77)               (1%)             ($4,507)               (33%)
                                                        ===============     ==============      ===============     ===============
Net income (loss) per share                                      ($0.01)                                 ($0.41)
                                                        ===============                         ===============
Weighted average number of shares of
    common stock and common stock
    equivalents                                                   9,868                                  10,978
                                                        ===============                         ===============

Other Data:
    EBITDA (a)                                                   $1,557                                  $1,973
                                                        ===============                         ===============
    Number of subscribers at end of period                       70,591                                 114,913
                                                        ===============                         ===============


                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                       -----------------------------------------------------------------------------
                                                            1996            % OF REVENUE             1997             % OF REVENUE
                                                       ---------------      --------------      ---------------      ---------------

                                                               (IN THOUSANDS, EXCEPT SUBSCRIBER, PER SHARE AND SHARE DATA)

Revenues                                                      $21,287                100%              $37,108                 100%
Operating costs and expenses:
    System operating                                            6,092                 29%               12,921                  35%
    Selling, general and administrative                        11,615                 55%               18,688                  50%
    Depreciation and amortization                               3,996                 19%                8,417                  23%
                                                       ---------------      --------------      ---------------      ---------------
        Total operating costs and expenses                     21,703                102%               40,026                 108%
                                                       ---------------      --------------      ---------------      ---------------
        Operating loss                                           (416)                (2%)              (2,918)                (8%)
Other income (expense):
    Interest expense                                             (481)                (2%)             (14,446)               (39%)
    Interest income                                               174                  1%                7,227                 19%
                                                       ---------------      --------------      ---------------      ---------------
        Interest expense, net                                    (307)                (1%)              (7,219)               (19%)
    Other expense                                                 (23)                (0%)                   4                  0%
    Exchange and translation gains (losses)                      (101)                (0%)              (1,529)                (4%)
                                                       ---------------      --------------      ---------------      ---------------
        Total other income (expense)                             (431)                (2%)              (8,744)               (24%)
                                                       ---------------      --------------      ---------------      ---------------
Net income (loss)                                               ($847)                (4%)            ($11,662)               (31%)
                                                       ===============      ==============      ===============      ===============
Net income (loss) per share                                    ($0.10)                                  ($1.06)
                                                       ===============                          ===============
Weighted average number of shares of
    common stock and common stock
    equivalents                                                 8,680                                   10,982
                                                       ===============                          ===============

Other Data:
    EBITDA (a)                                                 $3,580                                   $5,499
                                                       ===============                          ===============
    Number of subscribers at end of period                     70,591                                  114,913
                                                       ===============                          ===============


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

         REVENUES. The Company's revenues primarily consist of monthly fees paid by subscribers for the programming package, as well as installation fees recognized for the period, net of sales taxes. For the three months ended September 30, 1997 compared to the same period in 1996, revenues increased by $5.0 million, or 58%, primarily due to an increase of 48,000 in the average number of subscribers. This increase was offset, in part, by an increase in taxes on revenues from approximately 2.7% to 7.7% in Brasilia (effective January 1, 1997) which represented a net revenue reduction of $0.5 million for this period. For the nine months ended September 30, 1997 compared to the same period in 1996, revenues increased by approximately $15.8 million, or 74%, primarily due to an increase of 43,000 in the average number of subscribers. The effect of the Brasilia revenue tax increase for this period was $1.3 million.

         SYSTEM OPERATING EXPENSES. System operating expenses consist of programming costs (including costs associated with developing and producing proprietary programming content), costs for the programming guide distributed to subscribers, a portion of costs of compensation and benefits for the Company's employees, vehicle rental costs, transmitter site rentals, repair and maintenance expenditures and service call costs. For the three months ended September 30, 1997 compared with the same period in 1996, system operating expenses increased by approximately $2.1 million, or 78%, primarily due to additional programming costs directly associated with the increase in the Company's installed subscriber base ($0.8 million), costs associated with the development of the Company's proprietary programming initiatives ($0.2 million), programming guide expenses ($0.2 million) and compensation and benefits ($0.5 million). For the nine months ended September 30, 1997 compared to the same period in 1996, system operating expenses increased by approximately $6.8 million, or 112%, also due to additional programming and production costs directly associated with the increase in the Company's installed subscriber base ($3.5 million), costs associated with the development of the Company's proprietary programming initiatives ($0.4 million), higher programming guide expenses as a result of an increase in circulation as well as in the per issue cost of the programming guide ($0.4 million) and compensation and benefits ($2.0 million).

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended September 30, 1997 compared to the same period in 1996, selling, general and administrative ("SG&A") expenses increased by approximately $2.5 million, or 57%, primarily due to growth in the average number of installed subscribers. This growth was supported by an increase in advertising and promotion ($0.6 million) and resulted in increases in compensation and benefits ($0.2 million), provision for doubtful accounts ($1.2 million), bank fees ($0.4 million) and all other SG&A expenses ($0.1 million). For the nine months ended September 30, 1997 compared to the same period in 1996, SG&A expenses increased by approximately $7.0 million, or 61%, also due to growth in the average number of installed subscribers which was supported by an increase in advertising and promotion ($1.4 million) and resulted in increases in compensation and benefits ($1.4 million), provision for doubtful accounts ($1.6 million), bank fees ($0.4 million) and all other SG&A expenses ($2.2 million).

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses consist primarily of depreciation of decoder boxes, headend facilities and installation costs. These costs are capitalized and depreciated over a five year period. For the three months ended September 30, 1997 compared to the same period in 1996, depreciation and amortization expense increased by $1.7 million, or 109%. For the nine months ended September 30, 1997 compared to the same period in 1996, depreciation and amortization expense increased by $4.4 million, or 111%. In each case, the increase is primarily due to growth in the number of installed subscribers in each of the Company's three operating systems.

         OPERATING LOSS. For the three and nine month periods ended September 30, 1997, the Company generated a loss of approximately $1.3 million and $2.9 million, respectively, primarily due to expenses in connection with the development of the Company's business, as explained above. The Company may continue to generate operating losses as it expands its existing systems and develops additional systems.

         INTEREST EXPENSE. Interest expense increased from the three and nine month periods ended September 30, 1996 to the three and nine month periods ended September 30, 1997, primarily as a result of accrued interest associated with the Senior Notes.

         INTEREST INCOME. Interest income increased from the three and nine month periods ended September 30, 1996 to the three and nine month periods ended September 30, 1997, primarily as a result of interest income derived from investing a portion of the proceeds from the Initial Public Offering and the Senior Notes.

         EXCHANGE AND TRANSLATION GAINS (LOSSES). Exchange and translation gains (losses) have arisen primarily as a result of converting short-term investments and borrowings denominated in REAIS to U.S. dollars in accordance with SFAS No.
52. These amounts can fluctuate significantly as a result of changes in the exchange rate of the REAL relative to the U.S. dollar. Exchange and translation losses increased from the three and nine months ended September 30, 1996 to the three and nine months ended September 30, 1997 as a result of additional short-term investments in REAIS.

         INCOME TAXES. The Company did not have taxable income during the nine-month period ended September 30, 1997 and expects to generate losses for the foreseeable future. Brazilian marginal corporate tax rates are approximately 33.0%.

         NET LOSS. As explained above, net losses in the periods presented are primarily attributable to the significant expenses incurred in connection with the further development of the Company's business and net interest expenses associated with the Senior Notes.

LIQUIDITY AND CAPITAL RESOURCES

         The pay television business is a capital intensive business. From 1993 through the first part of 1996, the Company raised an aggregate of approximately $16.8 million through a series of private equity placements to Tevecap and Warburg, Pincus Investors, L.P. In August 1996, TV Filme completed the Initial Public Offering with net proceeds to the Company of $24.4 million and in December 1996 TV Filme completed the sale of the Senior Notes. In the past, working capital requirements have been primarily met by (i) venture capital,
(ii) capital markets financings, (iii) vendor financing which generally requires payment within 360 days of shipment, some of which has been supported by irrevocable letters of credit guaranteed by Abril and certain of its affiliates and (iv) borrowings from Abril and certain of its affiliates. As of September 30, 1996, the Company had repaid working capital borrowings from Abril and certain of its affiliates in their entirety with a portion of the net proceeds from the Initial Public Offering. As a result of the Initial Public Offering and the Senior Notes offering, the Company does not expect to continue borrowing from Abril or its affiliates. As of September 30, 1997, the Company has a payable to Abril of $200,000 in connection with the Company's purchase of the Belem and Goiania licenses from Abril. Such amount is due in February 1998.

         As of September 30, 1997, approximately $10.8 million was outstanding under letters of credit with maturities ranging from 270 days to 360 days, of which approximately $3.6 million was guaranteed by affiliates of TV Filme. As of September 30, 1997, the Company had importation lines of credit in the aggregate amount of $23.6 million with three commercial banks, of which approximately
$12.8 million was available on such date. The Company currently believes that importation lines of credit, additional vendor financing and other credit facilities are available on acceptable terms. As a result of the Initial Public Offering and the Senior Notes offering, the Company had positive working capital at September 30, 1997 in the amount of $100.3 million. Net cash provided by operating activities for the three months ended September 30, 1997 was approximately $3.8 million.

         The Company made capital expenditures of approximately $30.2 million in the nine months ended September 30, 1997. Such capital expenditures were financed through the proceeds from offerings of equity and debt in 1996 and from cash generated from the Company's operations. For the fourth quarter of 1997, the Company anticipates that its aggregate capital expenditures in its existing operating markets will be approximately $7.0 million comprised primarily of subscriber installation equipment. In addition to expanding its subscriber base in its existing systems, the Company is seeking to launch additional systems. In September 1997, the Brazilian Ministry of Communications announced the bidding process by which additional pay-TV licenses will be awarded throughout the country. This award process commenced in October 1997 and is expected to continue, market-by-market, throughout most of 1998. The Company intends to actively pursue such licenses as they become available for bid; however, there can be no assurance as to the grant of any such concessions and licenses and the timing of any such grants generally. The Company also from time to time may selectively pursue the acquisition of existing pay television systems, although, it is currently has no understanding, commitment or agreement with respect to any such acquisitions. The Company believes that its current cash and internally generated funds will be sufficient to fund its cash requirements for at least the next twelve months and has invested its available cash predominantly in U.S. dollar denominated short-term marketable securities. As of September 30, 1997,
of  the  Company's   $118.0  million  in  cash,  cash  equivalents  and  pledged securities, $101.4 million (86%) was invested in U.S. dollar denominated securities. In the longer term, the Company's funding needs are subject to a variety of factors, including the number and size of new system launches or acquisitions, the implementation of alternative transmission technologies and the offering of additional communications services. Accordingly, there can be no assurance that the Company will be able to meet its funding needs in the longer term.

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

         Generally, inflation in Brazil has been accompanied by devaluation of the Brazilian currency relative to the U.S. dollar. Devaluation of the REAL may also have an adverse effect on the Company. The Company collects substantially all of its revenues in REAIS, but pays certain of its expenses, including a significant portion of its equipment costs, substantially all interest expense and most of its programming costs, in U.S. dollars. To the extent the REAL depreciates at a rate greater than the rate at which the Company is able to raise prices, the value of the Company's revenues (as expressed in U.S. dollars) will be adversely affected. This effect on the Company's revenues may negatively impact the Company's ability to fund U.S. dollar-based expenditures. Accordingly, devaluation of the REAL may have a material adverse effect on the Company's results of operations and financial condition.

RECENT DEVELOPMENTS

         The recent economic and financial turmoil in Southeast Asia has had an impact on many emerging markets, including Brazil. As a result of these events, the Brazilian government has taken significant measures to protect the country's currency, the Real, as well as the gains achieved over the last several years by Brazil's economic stabilization plan, the Real Plan. Among other actions, on October 27, 1997, Brazil's Central Bank significantly raised short-term interest rates, and, on November 10, 1997, the Brazilian government announced a series of austerity measures, generally including budget cuts, restrictions on public indebtedness, tax increases, export incentives and restrictions on imports. These measures, which are expected to have a negative impact on Brazil's economic growth, are designed to improve the country's fiscal and current account deficits and relieve pressure on the Real. There can be no assurance that such measures will be successful or that the expected slowdown of the Brazilian economy will not adversely impact the Company's business and results of operations.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         This requirement is not currently applicable to the Company.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On September 29, 1997, the Company issued an aggregate of 622,800 shares of its Common Stock as a result of the exercise of outstanding warrants. The sale of the 622,800 shares of Common Stock was effected in reliance upon the exemption from the registration requirements provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such transactions did not involve a public offering. There were no underwriters employed in connection with the sale of the 622,800 shares of Common Stock. The proceeds derived from the sale of such shares will be used by the Company for general corporate purposes. See footnote 5 to the Company's financial statements included herein.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         The Company held its Annual Meeting of Stockholders on September 9, 1997. Proposals presented for a stockholder vote were (i) the election of two Class I Directors, and (ii) the ratification of the appointment of Ernst & Young Auditores Independentes S.C. as independent auditors for the Company for the fiscal year 1997.

         Each of the incumbent Class I directors nominated by the Company were elected with the following voting results:

                                                  VOTES               VOTES
                                                   FOR               WITHHELD
                                                  -----              --------
Hermano Studart Lins de Albuquerque             7,458,962               0
David E. Libowitz                               7,458,962               0

         The appointment of Ernst & Young Auditores Independentes S.C. as the Company's independent auditor's for the fiscal year 1997 was approved with the following voting results:

          VOTES            VOTES
          CAST             CAST                                       BROKER
          FOR             AGAINST            ABSTENTIONS             NON-VOTES
          -----           -------            -----------             ---------
       7,458,962            0                     0                      --


ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS

         27.      Financial Data Schedule.

         (b)  REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:   November 13, 1997



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

                                    /S/ ALVARO J. AGUIRRE
                                    --------------------------------------------
                                    Alvaro J. Aguirre
                                    Chief Financial Officer (Principal Financial
                                    and Accounting Officer)

                                  EXHIBIT INDEX



NO.                    DESCRIPTION
---                    -----------

27                     Financial Data Schedule