Form 10-K405
period 1997-12-31
TV FILME INC
filed 1998-03-31
CIK 1013608

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
            |X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 1997

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

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 1998 was approximately $12,358,894.

    As of March 20, 1998, 10,825,139 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

    DOCUMENTS INCORPORATED BY REFERENCE. The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Company's 1998 Annual Meeting of Stockholders, which will be filed on or before April 30, 1998.

================================================================================

                          TABLE OF CONTENTS

                                                                            PAGE
Part I

      Item 1. Business.......................................................1

      Background.............................................................1

      Company Overview.......................................................1

      Brazilian Pay Television Industry......................................2

      Operating Systems and the Company's Markets............................3

      Programming............................................................4

      Operations.............................................................6

      Employees..............................................................7

      Facilities and Equipment...............................................7

      Competition............................................................7

      Regulatory Environment.................................................8

      Item 2.  Properties...................................................10

      Item 3   Legal Proceedings............................................10

      Item 4.  Submission of Matters to a Vote of Security Holders..........10

PART II

      Item 5.  Market for Registrant's Common Equity
               and Related Stockholder Matters..............................11

      Item 6 Selected Financial Data........................................11

      Item 7.Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................13

      Item 7A.  Quantitative and Qualitative Disclosures about
                Market Risk.................................................23

      Item 8.  Financial Statements and Supplementary Data..................24

      Item 9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure..........................36

PART III

      Item 10.  Directors and Executive Officers of the Registrant..........36

      Item 11.  Executive Compensation......................................36

      Item 12.  Security Ownership of Certain Beneficial Owners and
                Management..................................................36

      Item 13.  Certain Relationships and Related Transactions..............36

PART IV

      Item 14.  Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K....................................................37

           CAUTIONARY STATEMENT REGARDING FORWARD - LOOKING STATEMENTS


      STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, HOPES, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS
INCLUDE: STATEMENTS REGARDING THE COMPANY'S EXPANSION PLANS, THE IMPACT OF COMPETITION, THE START-UP OF CERTAIN OPERATIONS AND TRENDS AFFECTING THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS. ALL FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY (AS HEREINAFTER DEFINED) AS OF THE DATE THIS REPORT IS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE FACTORS SET FORTH IN "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S FUTURE RESULTS."


                                     PART I

Item 1.     Business.

      Unless the context otherwise requires, reference to (i) "TV Filme" means TV Filme, Inc., a Delaware corporation, (ii) "ITSA" means ITSA-Intercontinental Telecomunicacoes Ltda., and (iii) the "Company" means TV Filme, its consolidated subsidiaries, which include ITSA, TV Filme Goiania Servicos de Telecomunicacoes Ltda. ("TV Filme Goiania"), TV Filme Belem Servicos de Telecomunicacoes Ltda. ("TV Filme Belem"), TV Filme Brasilia Servicos de Telecomunicacoes Ltda. ("TV Filme Brasilia"), TV FILME Programadora Ltda. ("TV FILME Programadora") and their predecessors and successors. References to the "Company" also include TV Filme Servicos de Telecomunicacoes, Ltda. ("TV Filme Servicos"), a company in which the Company has a 49% voting interest and an 83% equity interest.

      Except as otherwise noted, financial information has been presented in in U.S. dollars. The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") in U.S. dollars.

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

      TV Filme is a publicly-traded holding company organized in 1996 under the laws of the State of Delaware (Nasdaq National Market symbol: "PYTV"). Its largest stockholders include Warburg, Pincus Investors, L.P. ("Warburg, Pincus"); Tevecap, one of the leading pay television operators in Brazil and one of the country's largest pay television programming distributors; and certain members of management and their family.

Company Overview

      The  Company  develops,  owns  and  operates  pay  television  systems  in mid-sized markets in Brazil. The Company is the sole provider of multi-point, multi-channel distribution systems ("MMDS") in the cities of Brasilia, Goiania and Belem. Together, these cities have a total population of approximately 5.8 million and encompass approximately 1.3 million households, an estimated 1.1 million of which can be served by the Company's line-of-sight ("LOS") transmission. There is only one hardwire cable provider in each of Brasilia and Goiania and no hardwire cable provider in Belem. Of the approximately 1.3 million households in Brasilia, Goiania and Belem, the Company estimates that approximately 60% of such households are currently unpassed by hardwire cable. Since the beginning of 1994, the Company's subscriber base has grown substantially, increasing from 1,864 subscribers to 111,244 subscribers as of December 31, 1997. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Overview."

      During 1996, 27 requests for licenses were filed by the Company for licenses to operate MMDS systems. Considering the number of license requests filed by competing telecommunications companies, in October 1997, the Brazilian Government instituted an official bidding process for the granting of new MMDS licenses. As a result of the bidding process, formal applications were required to be filed by all interested parties. To date, seven license tender invitations, for 92 markets covering approximately 8.2 million LOS households, have been issued by the Brazilian Ministry of Communications for MMDS. However, due to challenges made to the bidding process by several bidders, the date for submission of proposals has been postponed. This matter is currently pending before the Brazilian Supreme Court. Although the Company anticipates that the bidding process will recommence in the first half of 1998, there can be no assurance that the bidding process will recommence in such time frame. See "--Regulatory Environment" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company Future Results -- Factors Relating to the Company -- Risks Associated with New Markets and Growth and Expansion Strategy."

      The Company primarily targets mid-sized markets with demographics, competitive environments and topographies that it believes offer the Company the opportunity to become the leading provider of pay television services in those markets. The Company believes that mid-sized markets in Brazil are currently underpenetrated by existing pay television providers.

      The Company believes that wireless cable technology is well suited to its current and targeted markets and is an attractive alternative to existing television choices. Wireless cable service can be deployed more rapidly than most alternative technologies and provides immediate coverage of entire markets, enabling service to be delivered to all potential subscribers that are in the unobstructed path of the transmission tower. Wireless cable service can be deployed at a significantly lower system capital cost per installed subscriber than hardwire cable because (i) typically the headend for a wireless cable system has a relatively low cost, (ii) capital expenditures for wireless cable systems are only generally required at the headend facility and in connection with installation of subscriber reception equipment and (iii) incremental investment is generally only undertaken in response to customer demand with the addition of each new subscriber. The Company believes that subscribers to television services in Brazil are concerned with such features as programming, service, reliability and price and are generally indifferent to the method of delivery.

Brazilian Pay Television Industry

      The pay television industry in Brazil began in 1989 with the commencement of UHF service in Sao Paulo. In contrast to the U.S., the Brazilian hardwire cable industry and wireless cable industry began developing concurrently. By December 31, 1997, approximately 100 hardwire cable licenses and 12 wireless cable licenses had been issued by the Brazilian government. The Company believes that as of December 31, 1997, fewer than 20% of Brazilian homes were passed by hardwire cable as compared to over 90% in the U.S. Brazil is the largest television market in Latin America with an estimated 34 million television households. As of December 31, 1997, the Company estimates that there were approximately 2.5 million pay television subscribers, representing approximately 7.4% of Brazilian television households.

      As of December 31, 1995, Brazilian television households viewed an average of more than 6.5 hours of television per day, as compared to an average of 6.8 hours per day in the United States. Viewers prefer Portuguese language programming, including movies, sports and "novelas" (soap operas). The second language of many Brazilians is English. U.S. culture generally, and U.S. films, shows and sports in particular, are popular with Brazilians. The programming market for pay television is dominated by Brazil's two largest media conglomerates, Abril S.A. ("Abril") and the Globo Organization. Both groups offer programming packages including movie, sports and news channels and U.S. prime time network shows and cartoons. In general, much of the Brazilian programming transmitted by pay television systems, such as HBO Brazil, ESPN International and MTV Latino, is based on formats found in the U.S. In addition, there are channels which include programs directly from the U.S., such as Warner and Sony, as well as channels from Europe and other countries in Latin America.

Operating Systems and the Company's Markets

      The table below provides information regarding the Company's markets as of December 31, 1996:

                            ESTIMATED         ESTIMATED        ESTIMATED          NUMBER         FULL
                              TOTAL             TOTAL             LOS               OF          LAUNCH
                           POPULATION(1)    HOUSEHOLDS(1)     HOUSEHOLDS(1)(2)   CHANNELS(3)     DATE
                           -------------    --------------    ------------       ---------    -----------

OPERATING MARKETS:
Brasilia...............    2,000,000           472,000          417,102             37        Feb. 1994(4)
Belem..................    1,900,000           398,000          345,000             36        Feb. 1995
Goiania................    1,800,000           444,000          331,000             36        Jan. 1995
                           -------------    --------------    ------------
Total in Operating         5,700,000         1,314,000        1,093,102
Markets................
                           =============    ==============    ============
-----------

(1) Represents the Company's estimate of the number of total households within the greater metropolitan areas of Brasilia, Belem and Goiania. The Company's estimates are based on data from the 1991 Census conducted by the Brazilian Institute of Geography and Statistics as adjusted to reflect estimated total household growth.

(2) Represents the Company's estimate of the number of LOS households within a 35 kilometer radius in Brasilia and a 30 kilometer radius in each of Belem and Goiania that can receive an adequate signal from the Company (eliminating those homes that the Company estimates are unable to receive service due to certain physical characteristics of the particular signal coverage area, such as terrain and foliage, although some of these households can be served with the aid of signal repeaters).

(3) Includes six local off-air VHF/UHF channels in Brasilia and five local off-air VHF/UHF channels in each of Goiania and Belem which are offered to the Company's subscribers in addition to the Company's subscription channels and includes an additional seven wireless cable channels in such markets over which the Company is authorized to transmit.

(4) Date when the Brasilia System increased its channel offering from four channels to eight channels. The Brasilia System began service with one channel in 1990.

      Since the beginning of 1994, the Company's subscriber base has grown substantially, increasing from 1,864 subscribers to 111,244 subscribers as of December 31, 1997. See "See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview." A description of the Company's current markets follows.

      BRASILIA SYSTEM. Brasilia, the capital of Brazil, had an estimated greater metropolitan population of approximately 2.0 million as of December 31, 1997. Brasilia, which is located in the interior of Brazil, was established in the early 1960's as a planned city when the capital of Brazil was moved from Rio de Janeiro. Brasilia's generally flat topography is advantageous for MMDS. In addition, Brasilia's zoning provisions favor MMDS by requiring that residential buildings be of a similar height and located together. The Company's current 35 kilometer coverage territory encompasses approximately 417,102 households which the Company believes can be served by LOS transmission.

      The Brasilia System currently offers a 30 channel package, consisting of 24 wireless cable channels and six local off-air VHF/UHF channels. The Brasilia System, launched in 1990 with one channel, increased to three channels in July 1992, to four channels in September 1992, to eight channels in February 1994, to 16 wireless cable channels in November 1994 and to 24 wireless cable channels by the end of 1997. The Company also has approval to transmit programming over seven additional wireless cable channels, one of which it currently uses to transmit data to its internet access customers. The Brasilia System became system EBITDA positive in the third quarter of 1994 with approximately 6,000 subscribers. In addition to monthly subscriber revenue, the Brasilia system also generates advertising revenues. The Brasilia System transmits at 50 watts of power per channel from a transmission tower which is 300 feet above average terraine. The principal pay television provider in the city of Brasilia is NET Brasilia, a hardwire cable operator and affiliate of the Globo Organization. The Company believes that, at December 31, 1997, it was the largest pay television provider in Brasilia based on the total number of subscribers. In December 1997, the Company began providing internet access, under the brand name of Link Express, to its pay-TV customers in Brasilia. This service, which uses wireless cable modems for delivery of access at much higher speeds than conventional phone line access to subscribers, is believed to be the first marketed use of cable modem technology in Brazil. See "- Internet Access Service."

      BELEM SYSTEM. Belem, with an estimated greater metropolitan population of approximately 2.0 million as of December 31, 1997, lies at the mouth of the Amazon River and is a major trading port for the rich natural resources of the Amazon rain forest. The Company launched service in Belem in February 1995. Although the city is relatively flat, trees block wireless cable transmission in Belem more often than they do in Brasilia and Goiania and thus, the Belem System requires increased utilization of signal repeaters. The Belem System reaches the greater Belem area, including the cities of Mosqueiro, Ananindeua, Icoaraci and Marituba and the islands of Outeiro and Barcarena. The Company's current 30 kilometer coverage territory encompasses approximately 345,000 households which the Company believes can be served by LOS transmission.

      The Belem System currently offers a 29 channel package, consisting of 24 wireless cable channels and five local off-air VHF/UHF channels. The Company also has approval to transmit programming over an additional seven wireless cable channels which have not yet been placed in service. The Belem System became EBITDA positive in the fourth quarter of 1995 with approximately 5,000 subscribers. The Belem System transmits at 50 watts of power per channel from a transmission tower which is 300 feet above average terrain. There currently is no hardwire or other wireless cable provider in the city of Belem.

      GOIANIA SYSTEM. Goiania, with an estimated metropolitan population of approximately 1.8 million as of December 31, 1997, is located approximately 100 miles southwest of Brasilia. Goiania is the capital of the state Goias, and, like Brasilia, its topography is favorable to LOS transmission because the city is relatively flat. The Company launched service in Goiania in January 1995. The Company's current 30 kilometer coverage territory encompasses approximately 331,000 households which the Company believes can be served by LOS transmission.

      The Goiania System currently offers a 29 channel package, consisting of 24 wireless cable channels and five local off-air VHF/UHF channels. The Company also has approval to transmit programming over seven additional wireless cable channels which have not yet been placed in service. The Goiania System transmits at 50 watts of power per channel from a transmission tower which is 350 feet above average terrain. The principal pay television competitor in the city of Goiania is Multicanal, a hardwire cable operator and affiliate of the Globo Organization. The Company believes that, at December 31, 1997, it was the second largest pay television provider in Goiania based on total number of subscribers.

Programming

      The Company currently purchases substantially all of its programming from Tevecap and its subsidiaries pursuant to an exclusive license to transmit programming available from Tevecap and its subsidiaries via wireless and hardwire cable in the Company's current markets (the "Programming Agreement"). Under the terms of the Programming Agreement, so long as the Company is transmitting exclusive TVA programming, the Company has agreed that it shall use 50% of its total channel capacity in its current operating markets where it has a programming license from Tevecap or its subsidiaries to broadcast TVA Sistema programming, with certain exceptions, and the Company has a right of first refusal to carry any new programming channel that is offered by Tevecap or its subsidiaries. Tevecap may not charge the Company an amount greater than the minimum rates charged by Tevecap to other pay television operators, nor may such charges exceed comparable rates for other programming of a similar nature. The terms of the Programming Agreement terminate on July 2004, with certain limited exceptions with respect to the Company's application markets.

      In addition, pursuant to the Programming Agreement, Tevecap has granted the Company a non-exclusive license to transmit programming in certain additional markets if the Company is able to obtain an MMDS license for such markets, with exclusivity to be negotiated on a case-by-case basis.

      The Programming Agreement also provides that if Tevecap obtains a license to operate hardwire cable systems in any of the Company's current operating markets, Tevecap may only develop such hardwire cable systems in a partnership or joint venture with the Company on mutually agreeable terms. The
Company also has certain rights with respect to marketing satellite television services in the Company's current operating markets.

      The Company also offers selected local programming to supplement its channel line-up. For example, the Company owns the rights to televise annually through 2001 all of the games of the Goias State Soccer Championship matches, which the Company offers to its subscribers in the Goiania market, and the rights to televise annually through 1999 all of the games of the Para State Soccer Championship, which the Company offers to its subscribers in the Belem market. The Company also offers certain exclusive sports programming, including ESPN Brazil on which selected games of the Sao Paulo Soccer Championship and the Rio de Janeiro Soccer Championship matches are offered. Further, in 1997 the Company established TV FILME Programadora to develop and sell additional programming to the Company's three systems and to other pay-TV operations in Brazil. The first channel developed by TV FILME Programadora, Canal Adulto (which provides adult content programming), is now available in each of the Company's markets as a premium channel. Beginning in October 1997, the Company also began producing its own programming guide, which it distributes at no charge to its subscribers. The Company, through TV FILME Programadora, is also exploring offering other channels, which may contain local news, cultural events, religious programming, home shopping and additional sporting events, although there can be no assurance that such channels will be offered.


      The Company's channel offerings as of December 31, 1997 are as follows:

CHANNEL                             DESCRIPTION
-------                             -----------

HBO Brazil...............   Brazilian version of HBO
HBO Brazil 2.............   HBO Brazil with a six hour time delay
ESPN Brazil..............   Brazilian version of ESPN
Eurochannel..............   Package of programming from free TV in Europe
Mundo....................   Variety channel
CMT Brazil...............   Brazilian version of Country Music Television
MTV Brazil...............   Brazilian version of MTV
MTV Latino *............    Spanish language version of MTV
RTPi **..................   Radio and Television Portugal, a free broadcast
                            channel from Portugal
CNN International........   International version of CNN
TNT......................   Brazilian version of TNT
Cartoon Network..........   Cartoon Network produced in the U.S.
Fox......................   General entertainment
Discovery Channel........   Brazilian version of Discovery Channel
ESPN International.......   International version of ESPN
Warner...................   Warner channel produced in the U.S.
Bravo....................   Brazilian version of Bravo
Sony.....................   Sony channel produced in the U.S.
CBS Telenoticias.........   Brazilian version of CBS for Latin American (in
                            Spanish and Portuguese)
Discovery Kids...........   Children's version of Discovery
Redevida.................   Catholic programming
Cinemax..................   Films and special programming
Hallmark.................   Films and special programming
Fox Kids.................   Children's version of Fox
Canal Adulto ***.........   Adult programming
Globo....................   Local off-air channel
SBT......................   Local off-air channel
Bandeirantes.............   Local off-air channel
Record...................   Local off-air channel
Nacional.................   Local off-air channel
Manchete.................   Local off-air channel
Cultura..................   Local off-air channel

* -  Offered only in Brasilia.
** -  Offered only in Belem and Goiania.
*** -       Offered as a premium channel.

Internet Access Service

      In December 1997, the Company began providing internet access service, under the brand name Link Express, to its pay-TV customers in Brasilia. This service, which uses wireless cable modems for delivery of access at greatly increased speeds to subscribers, is believed to be the first marketed use of cable modem technology in Brazil. Under current telecommunications regulations in Brazil, only MMDS providers of pay-TV are permitted to offer advanced data services such as internet access using their networks. Wired cable providers are prohibited, at this time, from offering similar services. In the future, the Company intends to offer internet access service to non-pay-TV subscribers, both residential and corporate, and may also offer this service in Goiania and Belem, depending on market demand.

Operations

      MARKETING. Prior to commencing operations in a potential new market, the Company conducts pre-marketing surveys to evaluate the demographics and terrain of such market. The Company then develops a plan designed to manage subscriber growth by maintaining a manageable backlog of installations. Such backlog is maintained at a manageable level by adjusting installation capacity to correspond with sales levels. The amount of time a subscriber waits for the commencement of service is determined based on several factors, including whether the subscriber is in a single family home or multiple dwelling unit. This development plan ensures that the quality of installations and customer service remains high. In each market, the Company's marketing staff typically applies the following programs to attract subscribers: (i) door-to-door sales,
(ii) telemarketing, (iii) extensive marketing tied to regional events such as soccer matches, (iv) neighborhood promotional events featuring large screen broadcasts of its channel offerings, (v) direct mailings, (vi) television and newspaper advertisements, (vii) prewiring arrangements with residential housing developers and (viii) other marketing activities, including referral programs and promotional gifts.

      INSTALLATION. The Company's installation package features a standard rooftop mount linked to a small antenna and related equipment, including a decoder, located at the subscriber's location. Installations at single-family homes require an entire installation package, while installations at multiple dwelling units in which drop lines already have been installed require less time and, accordingly, are less costly. The Company charges its subscribers an installation fee typically ranging from $40 to $105.

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

      SUBSCRIBER MANAGEMENT SYSTEMS. The Company has developed its own subscriber management systems. The Company believes that its subscriber management systems enable it to deliver superior customer service, monitor customer payment patterns and facilitate the efficient management of each of its operating systems. The Company has 9 employees dedicated to the development, enhancement and integration of the Company's subscriber management systems.

Employees

      As of December 31, 1997, the Company had a total of 808 employees, substantially all of whom are employed by TV Filme's subsidiaries. All of the Company's employees, except for Messrs. Hermano Lins, Carlos Andre Lins and Alvaro Aguirre, are subject to collective bargaining agreements. The collective bargaining agreements covering the employees of TV Filme Brasilia and TV Filme Goiania expire in October 1998. The Company is currently renegotiating the collective bargaining agreement governing the employees of TV Filme Belem and expects that a new agreement will be signed in the near future. The collective bargaining agreements are with the Union for the Employees of Radio and TV Broadcasting Companies. The Company has experienced no work stoppages. The Company provides its employees with health insurance (which is not required by law in Brazil) and certain other benefits which it believes enable it to attract and retain qualified and motivated employees. The Company believes that its relationships with its employees are good.

Facilities and Equipment

      ADMINISTRATIVE FACILITIES. A centralized corporate administrative facility is located in Brasilia to handle training, engineering, computer systems development, financial and controller functions and strategic planning. In addition, the Company has established regional operating offices in Brasilia, Goiania and Belem to coordinate sales, billing, general marketing, customer service and certain other administrative functions on a regional level. Each facility is connected to the Company's computer network.

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

Competition

      Through its subsidiaries, the Company is the only entity licensed to operate wireless cable systems in Brasilia, Goiania and Belem. The Company currently provides service via 24 wireless analog cable channels in Brasilia, Belem and Goiania, and has authority to provide service using up to 31 wireless analog cable channels in each such market. The Company believes that, as of December 31, 1997, it was the largest pay television provider in Brasilia based on total number of subscribers. The Company's principal competitor in the city of Brasilia is NET Brasilia, a hardwire cable operator and affiliate of the Globo Organization. The Company believes that, as of December 31, 1997, it was the second largest pay television provider in Goiania based on total number of subscribers. The Company's principal competitor in the city of Goiania is Multicanal, a hardwire cable operator and affiliate of the Globo Organization. There currently is no hardwire cable provider in the city of Belem.

      In addition to other terrestrial pay television operators, pay television operators in Brazil face or may face competition from several other sources, such as direct broadcasting satellite systems ("DBS"), local off-air VHF/UHF channels, home videocassette recorders and out-of-home theaters. Currently, there are two DBS providers in Brazil, "Sky," an affiliate of the Globo Organization, and Direct TV, an affiliate of Tevecap. A third DBS operator is currently launching service in Brazil. Competition in the pay television industry is based upon program offerings, customer service, reliability and pricing. Many actual and potential competitors have greater financial, marketing and other resources than the Company. No assurance can be given that the Company will be able to compete successfully. See "--Brazilian Pay Television Industry," and "--Operating Systems and the Company's Markets."

Regulatory Environment

      GENERAL. In July 1997, the Brazilian government adopted federal Law No. 9472/97, the "General Telecommunications Law." Such law revoked the Brazilian Telecommunications Code of 1962 pursuant to which the pay television industry was subject to regulation by the Ministry of Communications. The General Telecommunications Law provides that the newly-created Telecommunications National Agency ("ANATEL") has jurisdiction over the regulation of telecommunications services. ANATEL has been vested with the power to, among other things, revoke, modify and renew licenses within the spectrum available to MMDS, approve the assignment and transfer of control of such licenses, approve the location of channels that comprise MMDS systems, regulate the type, configuration and operation of equipment used by MMDS systems, and impose certain other reporting requirements on MMDS license holders and MMDS operators.

      Currently, MMDS license holders remain subject to the provisions of Presidential Decree Number 2196 ("Decree No. 2196"), issued April 8, 1997, which regulates "Special Services" including MMDS systems and operations. Decree No. 2196 specifies the competitive procedures for the granting of concessions and licenses for the rendering of Special Services in Brazil. Based on the provisions of Decree No. 2196, the Ministry of Communications revised Rule 002/94, which specifically regulated MMDS service, by means of Administrative Rule 254, dated April 16, 1997, hereinafter referred to as the "Revised MMDS Rule".

      Under the terms of the Revised MMDS Rule, each license holder and its affiliates may be granted permission to operate MMDS systems in different areas of Brazil, provided that, if the license holder or its affiliates face no competition from other pay television services, excluding services that utilize a satellite to transmit their signal, such license holder may be granted licenses for (i) no more than seven municipalities with a population equal to or exceeding 700,000 inhabitants or (ii) no more than 12 municipalities with a population between 300,000 and 700,000 inhabitants. Under the Revised MMDS Rule, ANATEL has discretion to alter or eliminate such restrictions, taking into account the level of competition and the ownership of MMDS providers. As the Company expects to face local competition in most of the markets for which it has or expects to file an application, it does not believe that these restrictions should present a substantial limitation on its ability to implement its expansion plan.

      OWNERSHIP OF LICENSES. The General Telecommunications Law, eliminated the requirement that only companies in which Brazilian nationals own at least 51% of the voting capital were eligible to be granted a license to operate an MMDS system. Consequently, under current regulations any company constituted in accordance with the laws of Brazil and with a head office and management located in Brazil is eligible to be granted such a license. Until November 1997, TV
Filme Servicos held the licenses to operate the MMDS systems in Brasilia, Goiania and Belem. As a result of the lifting of the 51% ownership requirement, in November 1997, TV Filme Servicos transferred the respective license for Brasilia, Goiania and Belem to TV Filme Brasilia, TV Filme Goiania and TV Filme Belem, respectively. This transfer was approved by Brazilian regulators. Although the General Telecommunications Law eliminated the requirement discussed above, the General Telecommunications Law permits the Executive Branch, through Presidential Decree, to impose restrictions on foreign capital investments in telecommunications companies. However, such restrictions may not be imposed retroactively with respect to outstanding licenses. Decree No. 2196 also provides that licenses shall be granted for renewable periods of ten or fifteen years; all the current invitations for bids for MMDS services provide for 15-year terms.

      PRICES. Prices for pay television services currently in operation may be freely established by the system operator, although ANATEL may intervene in the event of abusive pricing practices. ANATEL may impose penalties including fines, suspension or revocation of a license in the event the license holder fails to comply with applicable regulations or becomes legally, technically or financially unable to provide MMDS service. ANATEL and CADE, the Brazilian antitrust authority, also may intervene to the extent operators engage in unfair practices intended to eliminate competition.

      CHANNELS AVAILABLE FOR WIRELESS CABLE. ANATEL grants licenses and regulates the use of channels by MMDS operators to transmit video programming, entertainment services, advertising and other information. Under the Revised MMDS Rule, MMDS licensees are permitted to transmit up to 31 analog MMDS channels (constituting a spectrum bandwidth of 186 Mhz), the exact number of channels depending on the number of inhabitants in a particular market. 16 channels are permitted in markets with less than 300,000 inhabitants; 15, 16 or

31 analog channels are permitted in markets with a population between 300,000 and 700,000 inhabitants; and 31 analog channels are permitted in markets with 700,000 inhabitants or more. However, such limits may be changed by ANATEL in its discretion.

      LICENSE PROCEDURES. In accordance with Decree No. 2196 and the Revised MMDS Rule, a party interested in providing MMDS services must file with ANATEL an "Application for Telecommunications Services," which specifies the modality of the services intended to be provided, the geographic area where the services are to be provided, the technical specifications for the proposed system (including the radio frequencies to be used) and the intended operation and the usage of such services. ANATEL may, in its discretion or whenever it receives such an application, publish public notices requesting comments by interested parties to determine, among other things, the geographic area where the services are to be provided and the number of concessions to be granted. In both cases, interested parties are required to present to or file with ANATEL its comments or application, as the case may be, containing, among other things, the technical feasibility of the proposed MMDS system and a demonstration of the market potential for the targeted area. ANATEL will thereafter ascertain the public interest in granting the concession and may decide to open the public bid process for the granting of such licenses. The 1997 bid processes for the granting of MMDS licenses was begun as a result of the existence of numerous requests for licenses filed by competing parties.

      In connection with the 1997 auction process, ANATEL established specific criteria for evaluating the Applications for Telecommunication Services filed. The criteria adoption includes a combination of technical and financial criteria. The following technical factors will be utilized by ANATEL in evaluating the technical aspects of a license application: (i) the proposed length of time for the installation of the transmission system, counted from the issuance of the authorization for installation until the beginning of the service's commercial operation; (ii) the number of cultural or educational channels to be offered; (iii) the percentage of time dedicated to local programming, calculated on the total time used for all channels, and excluding the time dedicated to the channels referred in item (ii) above; and, (iv) the number of local community establishments that would receive cultural and educational programming free of charge. The Company believes that channels such as Discovery and Bravo will qualify as cultural and educational programming.

      The technical specifications, and the offer price for a license, will be rated according to certain criteria established in the Revised MMDS Rule and set forth in the 1997 MMDS tender invitations, as follows: (a) for markets with less than 300,000 inhabitants, the technical aspects shall weight more heavily than the offer price; (b) in markets with a population between 300,000 and 700,000 inhabitants, the technical aspects and the offer price will be weighed equally; and, (c) in markets with more than 700,000 inhabitants, the offer price shall weigh more heavily than the technical aspects. Once an MMDS concession is granted by ANATEL, the license holder will be required to submit, within four months, an installation proposal for its MMDS system's headend. Subsequent to approval of such proposal, construction will be required to be finalized and commercial operations commenced within 12 months; however, this period may be extended for an additional 12 months.

      In addition to qualifying under the application and bid process, a license holder may also be required to demonstrate that its proposed signal will not violate interference standards in the area of another MMDS license holder. The Revised MMDS Rule also contains certain other technical criteria designed to avoid interference between licensed service areas.

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

Item 2.  Properties.

      The Company leases approximately 37,000 square feet of office space for its corporate headquarters and the Brasilia System in Brasilia. In addition, the Company leases office space for the Goiania System and Belem System consisting of approximately 29,000 and 22,000 square feet, respectively. Also, the Company leases approximately 6,000 square feet of office space in Sao Paulo for TV FILME Programadora. In addition to leased office space, the Company also owns a lot in Brasilia, which may, in the future, be used as the site for the Company's transmission tower and offices in such city, and less than 1,500 square feet of office space in Goiania. The Company also leases space for transmission towers located in Brasilia, Goiania and Belem. The Company believes that office space and space for transmission towers is readily available on acceptable terms in the markets where the Company operates wireless cable systems.

Item 3.     Legal Proceedings.

      The Company is from time to time involved in litigation incidental to the conduct of its business. There is no pending legal proceeding to which the Company is a party which, in the opinion of the Company, is likely to have a material adverse effect on the Company's results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.

      None.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information as of March 20, 1998 with respect to each person who is an executive officer of the Company:

                NAME                                 POSITION
                ----                                 --------

Hermano Studart Lins de Albuquerque  Chief Executive Officer, Secretary and
                                     Director
Carlos Andre Studart Lins de
  Albuquerque.....................   President, Chief Operating Officer,
                                     Treasurer and Director
Alvaro J. Aguirre.................   Chief Financial Officer and Director

      HERMANO STUDART LINS DE ALBUQUERQUE, one of the co-founders of the Company, has served as Chief Executive Officer, Secretary and a director of TV Filme since its incorporation. Mr. Lins received a Master's degree in Artificial Intelligence from the University of Sussex, England and a Bachelor of Science degree in Electronic Engineering from the University of Brasilia. Mr. Lins was a member of the MMDS Regulation Commission, a Brazilian government advisory board and is a member of the Technical Advisory Board for National Satellite Publishing Inc. Mr. Lins is the brother of Mr. Carlos Andre Studart Lins de Albuquerque. Mr. Lins is 35 years old.

      CARLOS ANDRE STUDART LINS DE ALBUQUERQUE, one of the co-founders of the the Company, has served as President, Chief Operating Officer and a director of TV Filme since its incorporation. Mr. Lins also served as Treasurer of the Company from its incorporation until July 1997. Mr. Lins received a Bachelor of Science degree in Physics from the University of Brasilia and a Bachelor of Science degree in Mathematics from the University of Ceub. Mr. Lins is the brother of Mr. Hermano Studart Lins de Albuquerque. Mr. Lins is 33 years old.

      ALVARO J. AGUIRRE has served as Chief Financial Officer and a director of TV Filme since June 1996. Prior to joining TV Filme, Mr. Aguirre was a member of the Latin America Corporate Finance Group of Morgan Stanley & Co. Incorporated from 1994 to 1996 and a securities attorney at the law firm of Sullivan & Cromwell from 1991 to 1994. Mr. Aguirre is 31 years old.

                                  PART II

Item 5.     Market for  Registrant's  Common Equity and Related  Stockholder
Matters.

      The Company's common stock, $0.01 par value per share (the "Common Stock") commenced trading on the Nasdaq National Market on July 30, 1996 under the symbol ("PYTV"). The following table reflects the high and low sale prices for the Common Stock, as reported by the Nasdaq National Market, for the periods indicated:

                                                              HIGH        LOW
                                                              ----        ---
                                                                 (Per Share)
         11997
         -----
         Fourth Quarter..................................   $ 8-3/8      $ 4
         Third Quarter...................................    10-3/4        7-3/4
         Second Quarter..................................    12-3/4        8-3/8
         First Quarter...................................    14-1/4       11

         1996
         ----
         Fourth Quarter..................................   $16          $11-1/4
         Third Quarter (commencing July 30)..............    15-1/2       10


      On March 27, 1998, there were approximately 13 stockholders of record of the Common Stock. The Company believes that it has in excess of 400 beneficial owners.

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

      Subject to the foregoing and to any restrictions which may be contained in future indebtedness of the Company, the payment of cash dividends on the Common Stock will be within the sole discretion of the Company's Board of Directors, and will depend upon the earnings, capital requirements and financial position of the Company, applicable requirements of law, general economic conditions and other factors considered relevant by the Company's Board of Directors.

 tem 6.     Selected Financial Data.

      The selected consolidated balance sheet data as of December 31, 1995, 1996 and 1997 and the selected consolidated statement of operations data for each of the years ended December 31, 1993, 1994, 1995, 1996 and 1997 are derived from, and are qualified by reference to, the Consolidated Financial Statements, which have been audited by Ernst & Young Auditores Independentes S.C., independent auditors. The selected consolidated balance sheet data as of December 31, 1993 is derived from unaudited financial statements and include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position for such period. The Consolidated Financial Statements have been prepared in accordance with U.S. GAAP in U.S. dollars. For this purpose, amounts in Brazilian currency for all periods presented have been remeasured into U.S. dollars in accordance with the methodology set forth in Statement of Financial Accounting Standards No. 52

("SFAS No. 52") as it applies to entities operating in highly inflationary economies. Pursuant to SFAS No. 52, supplies, property, plant and equipment, intangibles and deferred installation fees and the related income statement accounts are remeasured at exchange rates in effect when the assets were acquired or the liabilities were incurred. All other assets and liabilities are remeasured at fiscal year end exchange rates, and all other income and expense items are remeasured at average exchange rates prevailing during the year. Remeasuring adjustments are included in net income (loss) for the period. The data presented below should be read in conjunction with the Consolidated
Financial Statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information included elsewhere in this Report.

                                                                YEAR ENDED DECEMBER 31,(1)
                                                  ---------------------------------------------------
                                                  1993          1994             1995              1996              1997
                                                  ----          ----             ----              ----              ----

                                                                (DOLLARS IN THOUSANDS, EXCEPT
                                                                     OTHER OPERATING DATA)
STATEMENT OF OPERATIONS DATA:
Revenues......................................  $   287         $ 2,438         $ 11,404       $   31,388         $  50,547
Operating costs and expenses:
  System operating............................      196             773            2,957            9,593            17,631

  Selling, general and administrative.........      558           2,394            8,975           16,737            27,965

  Depreciation and amortization....                  43             365            2,049            5,921            12,162
                                                --------         --------       ---------       ---------         ----------
    Total operating costs and
      expenses.....................                 797           3,532           13,981           32,251            57,758
                                                --------         --------       ---------       ---------         ----------
Operating loss.....................                (510)         (1,094)          (2,577)            (863)           (7,211)
Other (expense) income.............                  (6)          1,612              360           (1,147)          (12,045)
                                                --------        --------        ---------       ---------         ----------
Net (loss) income..................             $  (516)        $   518         $ (2,217)      $   (2,010)        $ (19,256)
                                                =========       =========       =========       ==========        ==========
Net (loss) income per share (2)....             $ (0.10)        $  0.08         $  (0.27)      $    (0.22)        $   (1.76)
                                                =========       =========       =========       ==========        ==========
Weighted average number of common
  stock and common stock
  equivalents (2)..................               5,295           6,885            8,086            9,256            10,940
                                                ========        =========       =========       ==========         =========
OTHER FINANCIAL DATA:
EBITDA(3)..........................             $  (467)        $  (729)        $   (216)      $    5,330         $   5,026
Capital expenditures...............                 852           3,637           16,621           25,225            37,082

OTHER OPERATING DATA:
Number of subscribers at end of
  year(4)..........................               1,864           7,641           36,594           79,176           111,244
Average monthly revenue per
  subscriber(5)....................             $ 30.43         $ 34.13         $  40.00       $    39.63         $   37.91

                                                                              AS OF DECEMBER 31,
                                                 ----------------------------------------------------------------------------------
                                                  1993          1994             1995              1996              1997
                                                  -----         -----            ----              -----             ----

                                                                            (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Working capital (deficit)(6)......              $   279         $ 3,204         $ (6,430)      $  123,263         $  97,723
Pledged securities(7).............                   --                 --          --             33,512            17,324
Property, plant and equipment, net.                 895              4,182        18,870           38,333            63,405
Total assets......................                1,795             10,008        23,683          202,929           186,397
Total long-term debt...............                  --                600           400          140,200           140,000
Stockholders' equity(8).........                    982              6,500         7,895           37,748            22,330


-----------

(1) The Selected Consolidated Financial Data includes (i) TV Filme Servicos on a historical basis and (ii) ITSA and its subsidiaries since May 1994 and the predecessor of ITSA on a historical basis, as though they had been part of TV Filme for all periods presented. See Note 1a to the Consolidated Financial Statements.

(2) Net income (loss) per share (after giving effect to the Restructuring (as defined below)) is calculated using the weighted average number of shares of stock outstanding during the period together with the number of shares issuable upon the exercise of options and warrants issued during the twelve months prior to the Company's initial public offering of Common Stock which occurred in August 1996 (the "Initial Public Offering").

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

(8)   TV Filme has never  paid  cash  dividends  on its  Common  Stock.  See
      "Item  5.   Market  For   Registrant's   Common   Equity  and  Related
      Stockholder Matters."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

      The  Company  develops,  owns  and  operates  pay  television  systems  in mid-sized  markets in Brazil.  The  Company is the sole  provider of MMDS in the cities of Brasilia, Goiania and Belem. Since the beginning of 1994, the Company's subscriber base has grown substantially, increasing from 1,864 subscribers to 111,244 subscribers as of December 31, 1997.

      Historically, the Company has generated operating losses, which may increase to the extent that operations of additional systems are commenced or acquired. As the Company continues to develop systems, positive EBITDA from more developed systems is expected to be partially or completely offset by corporate overhead, negative EBITDA from less developed systems and from development costs associated with establishing new systems. This trend is expected to continue until the Company has a sufficiently large subscriber base to absorb operating and development costs of new systems. There can be no assurance that the Company will be able to achieve or sustain net income in the future. The Company's Brasilia System became system EBITDA positive in the third quarter of 1994 with approximately 6,000 subscribers. The Company's Belem System became system EBITDA positive in the fourth quarter of 1995 with approximately 5,000 subscribers.

      Each of the Company's systems has required an initial capital investment of approximately $1.0 million to $1.5 million to build and install a transmission tower, headend facilities and other equipment. These costs are generally depreciated over ten years. In addition, each new subscriber requires an average incremental investment of approximately $470, which includes the cost of a decoder box, installation labor and materials, other equipment and supplies, marketing and selling costs. The Company capitalizes installation costs, including installation labor, decoders and other direct costs, and depreciates these costs over five years. Beginning in the first quarter of 1998, the Company will depreciate these costs over a four year period. The Company charges new subscribers installation fees which vary from market to market, depending on factors which include the subscriber's access to other forms of pay television and whether the installation is the first installation in a building. The Company charges its subscribers an installation fee typically ranging from

$40 - $105. The Company defers installation fees, net of direct selling expenses, and recognizes these fees as revenues ratably over a five-year period. Beginning in the first quarter of 1998, the Company will recognize these fees as revenues ratably over a four-year period.

      The Company's substantial subscriber growth has resulted from the addition of subscribers in Brasilia and from the launch of operating systems in Goiania and Belem. Revenues primarily consist of monthly fees paid by subscribers for the programming packages as well as installation fees recognized for the period and advertising fees. In the future, the Company also anticipates deriving revenue from the provision of internet access services. See "Item 1. Business -- Internet Access Service." System operating expenses include programming costs, a portion of the costs of compensation and benefits for the Company's employees, transmitter site rentals and certain repair and maintenance expenditures.
Depreciation and amortization expenses consist primarily of depreciation of decoder boxes, headend facilities and installation costs.

      The development of a new system requires significant expenditures, a substantial portion of which are incurred before the realization of revenues. These expenditures, together with the associated early operating expenses, result in negative cash flow until an adequate revenue generating subscriber base is established. As the subscriber base increases, revenue, as well as certain costs such as programming costs, generally increase while other costs, such as tower rental and related maintenance costs, remain constant or increase at proportionately lower levels. Accordingly, although costs increase in the aggregate as the subscriber base grows, costs as a percentage of revenues decrease and operating margins should generally increase.

      Although the Company's financial statements are presented pursuant to U.S. GAAP in U.S. dollars, the Company's transactions are consummated in both REAIS and U.S. dollars. Inflation and devaluation in Brazil have had, and may continue to have, substantial effects on the Company's results of operations and financial condition. The Company does not seek to hedge currency risks in the financial markets or otherwise. See "-- Certain Factors Which May Affect the Company Future Results -- Factors Relating to the Company -- Risks Associated with New Markets and Growth and Expansion Strategy."

      The economic and financial turmoil in Southeast Asia has had an impact on many emerging markets, including Brazil. As a result of these events, the Brazilian government has taken significant measures to protect the country's currency, the REAL, as well as the gains achieved over the last several years by Brazil's economic stabilization plan, the Real Plan. Among other actions, on October 27, 1997, Brazil's Central Bank significantly raised short-term interest rates, and, on November 10, 1997, the Brazilian government announced a series of austerity measures, generally including budget cuts, restrictions on public indebtedness, tax increases, export incentives and restrictions on imports. These measures, which are having a negative impact on Brazil's economic growth, are designed to improve the country's fiscal and current account deficits and relieve pressure on the REAL. Shortly after the Brazilian government implemented the austerity measures, the Company began experiencing increases in delinquent payments and service disconnections. As a result, during November and December of 1997 the Company undertook a review of its past due accounts and terminated approximately 12,000 additional subscribers (over and above the Company's quarterly churn) prior to year-end, resulting in a slight decrease in the number of subscribers from September 30, 1997. In connection with this termination of subscribers, the Company also wrote-off approximately $2.1 million of account receivables. During the quarter, the Company also added approximately $1.9 million to its provision for doubtful accounts. In addition, effective with the first quarter of 1998, the Company is also changing its depreciation policy with respect to installation costs, including installation labor, decoders and other direct costs from five to four years. The Company intends to carefully monitor the credit worthiness of its existing customer base and that of any new subscriber and anticipates that there will be little to no growth in its subscriber base during the first half of 1998. While the Company believes that the negative impact on Brazil's economic growth should be temporary in nature, there can be no assurance that the measures taken by the Company or the Brazilian government will be successful.

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

                                                                          YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------------------------------------------

                                                              % OF                            % OF                       % OF
                                               1995          REVENUE         1996           REVENUE          1997       REVENUE
                                               ----          -------         ----          --------          ----       -------

Revenues.................................    $11,404          100%         $31,388           100%           $ 50,547       100%
Operating costs and expenses:
System operating.........................      2,957           26%           9,593            31%             17,631        35%
Selling, general and administrative......      8,975           79%          16,737            53%             27,965        55%
Depreciation and amortization............      2,049           18%           5,921            19%             12,162        24%
                                            --------          ----         --------          ----            --------      -----
    Total operating costs and expenses...     13,981          123%          32,251           103%             57,758       114%
                                            --------          -----        --------         ------           --------      -----
    Operating loss.......................     (2,577)         (23%)           (863)           (3%)            (7,211)      (14%)
                                            --------          -----        ---------        ------           --------      -----
Other income (expense):
  Interest  and other  expense...........        (49)          (0%)         (1,049)           (3%)           (19,183)      (38%)
  Interest and other income..............        475            4%             664             2%              8,969        18%
  Exchange and translation gains (losses).       (66)          (1%)           (762)           (2%)            (1,863)       (4%)
                                             ---------        -----        ---------        -------         ---------     ------
        Total other income(expense).......       360            3%          (1,147)           (4%)           (12,045)      (24%)
                                             ---------        ------       ---------        -------         ---------     ------
Net income (loss)..........................  $(2,217)         (19%)        $(2,010)           (6%)          $(19,256)      (38%)
                                              --------        ------       ---------        -------         ---------     ------
Net income (loss) per share................  $ (0.27)                      $ (0.22)                         $  (1.76)
                                             =========                     =========                        =========
Weighted average number of
  shares of common stock and
  common stock equivalents.................    8,086                         9,256                            10,940
                                             =========                     =========                        =========
Other Data:
 EBITDA(a) ................................  $  (216)                      $ 5,330                          $  5,026
                                             =========                     =========                        =========
 Number of subscribers at end
    of  period ............................   36,594                        79,176                           111,244
                                             =========                     =========                        ==========


(a) EBITDA is defined as operating income (loss) plus depreciation, amortization and non-cash charges. EBITA is a commonly used measure of performance in the pay television industry. While EBITDA should not be construed as a substitute for operating income (loss) or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with United States GAAP, it is included herein to provide additional information regarding the ability of the Company to meet its capital expenditures, working capital requirements and future debt service. EBITDA, however, is not necessarily a measure of the Company's ability to fund its cash needs, because it does not include capital expenditures, which the Company expects to continue to be significant.

      REVENUES. The Company's revenues primarily consist of monthly fees paid by subscribers for the programming package, as well as installation fees recognized for the period, net of sales taxes. For 1997 compared to 1996, revenues increased by approximately $19.2 million, or approximately 61%, primarily due to an aggregate increase of 36,342 in the average number of subscribers in the Company's three operating systems. This increase was offset, in part, by an increase in taxes on revenues from approximately 2.7% to 7.7% in Brasilia (effective January 1, 1997) which represented a net revenue reduction of approximately $1.6 million for 1997. Average monthly revenue per subscriber decreased $1.72 to $37.91 in 1997, primarily as a result of the depreciation of the REAL to the U.S. dollar and increased soft disconnects resulting from higher delinquency rates. For 1996 compared to 1995, revenues increased by approximately $20.0 million, or approximately 175%, primarily due to an aggregate increase of approximately 39,000 in the average number of subscribers in the Company's three operating systems. Average monthly revenue per subscriber remained essentially constant from 1995 to 1996.

      SYSTEM OPERATING EXPENSES. System operating expenses consist of programming costs (including costs associated with developing and producing proprietary programming content), costs for the programming guide distributed to subscribers, a portion of costs of compensation and benefits for the Company's employees, vehicle rental costs, transmitter site rentals, repairs and maintenance expenditures and service call costs. For 1997 compared to 1996, system operating expenses increased by approximately $8.0 million, or approximately 84%, primarily due to additional programming and production costs directly associated with the increase in the Company's installed subscriber base (approximately $3.5 million), costs associated with the development of the Company's proprietary programming initiatives (approximately $1.5 million), higher programming guide expenses (approximately $0.6 million) as a result of an increase in circulation as well as in the per issue cost of the programming guide and compensation and benefits (approximately $2.5 million). For 1996 compared to 1995, system operating expenses increased by approximately $6.6 million, or 220%, primarily due to an increase in programming expense associated with an increase in the subscriber base (approximately $6.0 million) and an increase in compensation and benefits (approximately $0.4 million), primarily due to additional employees in the customer service and engineering departments. During 1995, programming expenses were mitigated by volume discounts obtained from Tevecap during the first ten months of the year aggregating $539,000. The Company did not receive any such discounts in either 1996 or 1997 and such discounts are not expected to recur.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For 1997 compared to 1996, selling, general and administrative ("SG&A") expenses increased by approximately $11.2 million, or approximately 67%, primarily due to growth in the average number of installed subscribers which was supported by an increase in advertising and promotion (approximately $2.0 million) and resulted in increases in compensation and benefits (approximately $2.0 million), provision for doubtful accounts (approximately $3.7 million), bank fees (approximately $0.5 million) and all other SG&A expenses (approximately $3.0 million). For 1996 compared to 1995, SG&A expenses increased by approximately $7.7 million, or approximately 85.6%, primarily due to increases in compensation and benefits (approximately $3.4 million) resulting from additions to management, additional employees in the sales department and more commissions paid to sales employees, provision for doubtful accounts (approximately $1.0 million), advertising expenses (approximately $0.8 million) and bank fees and property rental expense (approximately $0.8 million).

      The termination of subscriber accounts for nonpayment resulted in the write-off of accounts receivables of approximately $3.9 million in 1997 compared to $0.95 million in 1996. See "-- Overview." As of December 31, 1997, the Company's accounts receivable totaled approximately $9.5 million before an allowance for doubtful accounts of $1.7 million.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses consist primarily of depreciation of decoder boxes, headend facilities and installation costs. Beginning with 1998, these costs will be capitalized and depreciated over a four year period. During 1997 and all prior years, these costs were capitalized and depreciated over a five year period. For 1997 compared to 1996, depreciation and amortization expenses increased by approximately $6.2 million, or approximately 105%, primarily due to growth in the number of installed subscribers in each of the Company's three operating systems. For 1996 compared to 1995, depreciation and amortization expense increased by approximately $3.9 million, or approximately 195%, also primarily due to increases in the number of installed subscribers in each of the Company's three operating systems.

      OPERATING LOSS. Operating loss increased from 1995 to 1996 and from 1996 to 1997 primarily due to increases in expenses in connection with the development of the Company's business, as explained below. The Company may continue to generate operating losses as it expands its systems and develops additional systems.

      INTEREST EXPENSE. For 1997 compared to 1996, interest expense increased by approximately $18.1 million, primarily as a result of accrued interest associated with the Senior Notes. For 1996 compared to 1995, interest expense increased by $1.0 million, primarily as a result of higher average short-term borrowings from Abril and certain of its affiliates and accrued interest associated with the Senior Notes.

      INTEREST INCOME. Interest income increased by approximately $8.3 million for 1997 compared to 1996, primarily as a result of interest income derived from investing a portion of the net proceeds from the Company's initial public offering of Common Stock in August 1996 (the "Initial Public Offering") and the Senior Notes offering. Interest income increased by approximately $0.3 million for 1996 compared to 1995, primarily from earnings on additional investments.

      EXCHANGE AND TRANSLATION GAINS (LOSSES). Exchange and translation gains (losses) have arisen primarily as a result of converting short-term investments and borrowings in REAIS to U.S. dollars in accordance with SFAS No. 52. These amounts can fluctuate significantly as a result of changes in the exchange rate of the REAL relative to the U.S. dollar. Exchange and translation losses increased in 1997 compared to 1996 as a result of additional short-term investments in REAIS.

      INCOME TAXES. At December 31, 1997, the Company had approximately $45.4 million of net operating loss carryforwards, of which approximately $1.2 million were attributable to TV Filme Servicos. As a result of the restructuring (the "Restructuring"), the net operating loss carryforwards of TV Filme Servicos, which is no longer a wholly-owned subsidiary of the Company, are available only to offset its own income and are not available to offset any profits generated by TV Filme and its consolidated subsidiaries. Under Brazilian law, the carryforward period for net operating losses is unlimited. Use of these losses, however, is restricted to 30% of taxable income in a tax period. The Company has not recorded a tax benefit for any period. The Company expects to generate operating losses for the foreseeable future. Brazilian marginal corporate tax rates are approximately 33.0%.

      NET LOSSES. As explained above, net losses in the years presented, is primarily attributable to the significant expenses incurred in connection with the future development of the Company's business and net interest expenses associated with the Senior Notes.

LIQUIDITY AND CAPITAL RESOURCES

      The pay television business is a capital intensive business. From 1993 through the first part of 1996, the Company raised an aggregate of approximately $16.8 million through a series of private equity placements to Tevecap and Warburg, Pincus Investors, L.P. In August 1996, TV Filme completed the Initial Public Offering with net proceeds to the Company of $24.4 million and in December 1996 TV Filme completed the sale of the Senior Notes with net proceeds to the Company of approximately $134.0 million. In the past, working capital requirements have been primarily met by (i) venture capital, (ii) capital markets financings, (iii) vendor financing which generally requires payment within 360 days of shipment, some of which has been supported by irrevocable letters of credit guaranteed by Abril and certain of its affiliates and (iv) borrowings from Abril and certain affiliates. As of December 31, 1997, the Company had no outstanding borrowings from Abril and its affiliates and the Company does not expect to borrow from Abril or its affiliates in the future. As of December 31, 1997, the Company had a payable to Abril of $200,000 in connection with the Company's purchase of the Belem and Goiania licenses from Abril. The $200,000 which remained outstanding at December 31, 1997 was repaid in February 1998.

      As of December 31, 1997, approximately $7.7 million was outstanding under letters of credit with maturities ranging from 270 days to 360 days, of which approximately $0.1 million was guaranteed by affiliates of TV Filme. As of December 31, 1997, the Company had import lines of credit in the aggregate amount of $23.6 million with three commercial banks, of which approximately $15.9 million was available on such date. The Company currently believes that import lines of credit, additional vendor financing and other credit facilities are available on acceptable terms. As a result of the Initial Public Offering and the Senior Notes offering, the Company had positive working capital at December 31, 1997 in the amount of $97.7 million. Net cash provided by operating activities for the twelve months ended December 31, 1997 was approximately $1.9 million.

      The Company made capital expenditures of approximately $37.1 million during 1997. Such capital expenditures were financed through the proceeds from the Initial Public Offering and the Senior Notes offering and from cash generated from the Company's operations. In addition to expanding its subscriber base in its existing systems, the Company is seeking to launch additional systems. In September 1997, the Ministry of Communications announced the bidding process by which additional pay-TV licenses will be awarded throughout the country. This award process commenced in October 1997. However, due to challenges made to the bidding process by several bidders, the bidding process has been postponed. The Company intends to actively pursue licenses as they become available for bid; however, there can be no assurance as to the grant of any such concessions and licenses and the timing of any such grants generally. See "Item 1. Business - Company Overview" and "- Regulatory Environment." The Company also from time to time may selectively pursue the acquisition of existing pay television systems, although it currently has no understanding, commitment or agreement with respect to any such acquisitions. The Company believes that its current cash and internally generated funds will be sufficient to fund the cash requirements of its existing business for at least the next twelve months and has invested its available cash predominantly in U.S. dollar denominated short-term marketable securities. As of December 31, 1997, of the Company's $98.3 million in cash and cash equivalents, approximately $85.5 million (approximately 87.0%) of which was invested in U.S. dollar denominated securities. The Company expects that the percentage of its cash and cash equivalents invested in U.S. dollar denominated securities will decrease during 1998. In the longer term, the Company's funding needs are subject to a variety of factors, including the number and size of new system launches or acquisitions, the implementation of alternative transmission technologies and the offering of additional the telecommunications services. Accordingly, there can be no assurance that the Company will be able to meet its funding needs in the longer term.

INFLATION AND EXCHANGE RATES

      Inflation and exchange rate variations have had, and may continue to have, substantial effects on the Company's results of operations and financial condition. In periods of inflation, many of the Company's expenses will tend to increase. Generally, in periods of inflation, a company is able to raise its prices to offset the rise of its expenses and may set its prices without governmental regulation. However, under Brazilian law designed to reduce inflation, the rates which the Company may charge to a particular subscriber may not be increased until the next anniversary of the subscriber's initial subscription date. Thus, the Company is less able to offset expense increases with revenue increases. Accordingly, inflation may have material adverse effect on the Company's results of operations and financial condition.

      Generally, inflation in Brazil has been accompanied by devaluation of the Brazilian currency relative to the U.S. dollar. Devaluation of the REAL may also have an adverse effect on the Company. The Company collects substantially all of its revenues in REAIS, but pays certain of its expenses, including a significant portion of its equipment costs, substantially all interest expense and most of its programming costs, in U.S. dollars. To the extent the REAL depreciates at a greater than the rate at which the Company is able to raise prices, the value of the Company's revenues (as expressed in U.S. dollars) will be adversely affected. This effect on the Company's revenues may negatively impact the Company's ability to fund U.S. dollar-based expenditures. Accordingly, devaluation of the REAL may have a material adverse effect on the Company's results of operations and financial condition.

      The recent economic and financial turmoil in Southeast Asia has had an impact on many emerging markets, including Brazil. As a result of these events, the Brazilian government has taken significant measures to protect the REAL, as well as the gains achieved over the last several years by the Real Plan. Among other actions, on October 27, 1997, Brazil's Central Bank significantly raised short-term interest rates, and, on November 10, 1997, the Brazilian government announced a series of austerity measures, generally including budget cuts, restrictions on public indebtedness, tax increases, export incentives and restrictions on imports. These measures, which are having a negative impact on Brazil's economic growth, are designed to improve the country's fiscal and current account deficits and relieve pressure on the REAL. During the first quarter of 1998, short-term interest rates declined somewhat but remain substantially higher than the rates in effect prior to the Brazilian government's October and November initiatives. The Brazilian government continues to attempt to protect its currency through various mechanisms. These include maintaining high short-term interest rates and maintaining high levels of import duties on various products, including many products used by the Company. The short-term effect of these policies has been a tightening of consumer credit and increased rates of unemployment. Soon after the austerity measures were initiated, the Company began to experience an increase in the rate of delinquent customers and service disconnections. While the Company believes these difficulties are temporary in nature, there can be no assurance that the measures taken by the government will be successful, or that the increase in delinquent payments and service disconnections will abate.

YEAR 2000

      The Company has conducted an evaluation of its computer systems and network for Year 2000 compliance. Based on such evaluation, the Company believes that a substantial portion of its software and hardware systems are Year 2000 compliant. The Company does not anticipate that it will be required to make any significant capital expenditures in order to make its remaining systems Year 2000 compliant.


CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S FUTURE RESULTS

FACTORS RELATING TO BRAZIL GENERALLY

      GENERAL. Social, economic or political instability, among other developments in Brazil, could adversely affect the financial condition and results of operations of the Company. In the past, Brazil has suffered from high levels of inflation, low real growth rates and political uncertainty. Brazil is generally considered by investors to be an "emerging market" and thus political, economic, social or other developments in other such markets may adversely affect the Company. Recent events in Southeast Asia and the anticipated impact on the REAL have caused the Brazilian government to implement a number of significant measures to protect the value of the REAL. Through these austerity measures, the Brazilian government has been able to sustain the rate of devaluation of the REAL at levels prior to the Southeast Asian events
(approximate devaluations against the U.S. dollar of 0.6%-0.7% per month). However, there can be no assurance that these policies will continue to be successful.

      ECONOMIC UNCERTAINTY; EFFECTS OF EXCHANGE RATE FLUCTUATIONS. Until the past several years, Brazil has experienced extremely high rates of inflation for many years. Inflation, as measured by the Getulio Vargas Foundation's General Index of Market Prices (the "IGPM Index"), was approximately 458% in 1991, 1,175% in 1992, 2,567% in 1993, 870% in 1994, 15% in 1995, 9% in 1996 and 8%
1997. Inflation, government actions to combat inflation and public speculation about future actions have had significant negative effects on the Brazilian economy in general and have also contributed materially to economic uncertainty in Brazil. In periods of inflation, many of the Company's expenses will tend to increase. Generally, in periods of inflation, a company is able to raise its prices to offset the rise in its expenses and may set its prices without government regulation. However, under Brazilian law designed to reduce inflation, the rates which the Company may charge to a particular subscriber may not be increased until the next anniversary of the subscriber's initial subscription date. Thus, the Company is less able to offset expense increases with revenue increases. Accordingly, inflation may have a material adverse effect on the Company's results of operations and financial condition.

      Brazil's rate of inflation and the government's actions to combat inflation have also affected the relationship of the value of Brazil's currency to the value of the U.S. dollar. Historically, Brazil's currency frequently had been devalued in relation to the U.S. dollar. However, after its introduction, the REAL initially appreciated against the U.S. dollar. In an effort to address concerns about the possible overvaluation of the REAL relative to the U.S. dollar, and in light of the economic upheaval in Mexico that resulted from the rapid devaluation of the Mexican peso, the Brazilian government in March 1995 introduced new exchange rate policies which established a trading band for the REAL against the U.S. dollar. This band has been adjusted frequently, and, as of December 31, 1997, was between 1.1149 REAIS and 1.1157 REAIS per U.S. dollar. From December 31, 1996 to December 31, 1997, the REAL declined in value relative to the U.S. dollar by approximately 7%. There can be no assurance that the REAL will not again be devalued relative to the U.S. dollar, or that the REAL will not fluctuate significantly relative to the U.S. dollar.

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

      There can be no assurance that the Brazilian Government will not in the future impose more restrictive foreign exchange regulations that would have the effect of eliminating or restricting the Company's or any of its subsidiaries access to foreign currency that would be required to meet its foreign currency obligations. Although no such regulations were imposed in 1997, the likelihood of the imposition of such restrictions by the Brazilian Government may be affected by, among other factors, the extent of Brazil's foreign currency reserves, the availability of foreign currency in the foreign exchange markets on the date a payment is due, the size of Brazil's debt service burden relative to the economy as a whole, and Brazil's policy toward the International Monetary Fund and political constraints to which Brazil may be subject.

      POLITICAL UNCERTAINTY. Historically, the Brazilian Government has often changed monetary, credit, tariff and other policies to influence the course of Brazil's economy. Such government actions have included wage and price controls as well as other measures, such as freezing bank accounts, imposing capital controls and inhibiting imports and exports. A primary objective of the Brazilian Government in recent years has been to control government spending. Some progress has been made, but fiscal deficits remain high. Reducing the deficit is made more difficult by Brazil's Constitution, which requires the Brazilian Government to make substantial funds available to the state administrations, while limiting the Brazilian Government's ability to raise sufficient funds from taxes. Changes in policy involving, among other things, tariffs, exchange controls, regulatory policy and taxation, as well as events such as inflation, devaluation, social instability or other political, economic or diplomatic developments, could adversely affect the Brazilian economy and have a material adverse effect on the Company's results of operations and financial condition. In 1997 and 1998, the Brazilian government instituted additional austerity measures, including a 10% increase in income tax rates, the proposed elimination of certain government positions, and changes to retirement benefits, to attempt to reduce the fiscal deficit of the Brazilian Government. The success of these measures cannot be assured, however.

      The Brazilian political environment has been marked by high levels of uncertainty since Brazil returned to civilian rule in 1985 after 20 years of military government. The death of a President-elect in 1985 and the resignation of another President in 1992 in the midst of his impeachment trial, as well as frequent turnover at and immediately below the cabinet level, have contributed to delays in the adoption of coherent and sustained policies to confront the country's economic issues. Mr. Fernando Henrique Cardoso, Brazil's Finance Minister at the time of the implementation of the Real Plan, was elected

President of Brazil in October 1994 and took office in January 1995. President Cardoso was elected by a coalition of political parties, and, as a result, his administration may be required to accept more compromises than if his party controlled the Brazilian legislature. A new election for President and Congress will be held in the last quarter of 1998; President Cardoso has announced his intention to stand for reelection. President Cardoso has supported the Real Plan, the reduction of inflation, privatization measures and certain free-market policies and has successfully implemented many of his desired policies. However, many political factions oppose certain of the administration's policies, and there can be no assurance that any of the administration's policies, including the Real Plan, will continue to be supported by the legislature.

      FACTORS RELATING TO THE COMPANY

      SUBSTANTIAL LEVERAGE. In December 1996, TV Filme issued $140 million aggregate principal amount of Senior Notes. At December 31, 1997, the Company had total long-term debt of $140 million and stockholders' equity of approximately $22.3 million. The Company's leverage could: (i) impair the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes in the future; (ii) require that a substantial portion of the Company's future cash flow from operations be dedicated to the payment of principal and interest on its indebtedness; (iii) hinder the Company's ability to adjust rapidly to changing market conditions; and (iv) make the Company more vulnerable in the event of a downturn in general economic conditions or its business. The long term growth of the Company depends, in part, on its ability to expand by the development or acquisition of new operating systems or expansion into other telecommunications businesses and, therefore, an inability to finance such development or acquisitions through borrowed funds could have a material adverse effect on the Company's operations.

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

      RISKS ASSOCIATED WITH NEW MARKETS AND GROWTH AND EXPANSION STRATEGY. In September 1997, the Ministry of Communications announced the bidding process by which additional pay-TV licenses will be awarded throughout the country. The official bidding process commenced in October 1997 and, to date, seven license tender invitations, for 92 markets covering approximately 8.2 million LOS households, have been issued by the Brazilian Ministry of Communications for MMDS. However, due to challenges made to the bidding process by several bidders, the date for submission of proposals has been postponed. Although the Company anticipates that the bidding process will recommence in the first half of 1998, there can be no assurance that the bidding process will recommence in such time frame. The Company intends to actively pursue such licenses as they became available for bid; however, there can be no assurance as to the grant of any such concessions and licenses and the timing of such grants generally. The Company also may seek to enter into operating agreements with pay television license holders or seek to acquire licenses granted to others, but there can be no assurance that the Company will be able to enter into any such operating agreements or consummate any such license acquisitions. The Company believes that the cost of purchasing or acquiring licenses has increased substantially in recent years and will continue to increase, due to increased competition. Similarly, the cost of operating wireless cable systems has increased due to competition. The Company's ability to expand successfully through acquisitions depends on many factors, including the successful identification and acquisition of such systems and management's ability to integrate and operate the acquired businesses effectively. The Company may compete for new system opportunities with other companies that have significantly greater financial and managerial resources. There can be no assurance that the Company will be successful in obtaining new licenses or launching or acquiring any new pay television systems or that the Company will be able to integrate successfully any acquired systems into its current business and operations. The failure of the Company to obtain new licenses or launch or acquire new pay television systems could impede its growth. The failure of the Company to integrate successfully acquired systems could have a material adverse effect on the Company's results of operations and financial condition.

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

      In the future, the Company may expand its operations into other telecommunications businesses. However, the ability of the Company to successfully expand its operations is subject to a number of factors including its ability to secure additional financing and the current inexperience of the Company's management team in operating such telecommunications businesses. In addition, competition in such businesses is likely to be fierce and many of the actual and potential competitors in such telecommunications businesses will likely have greater financial, marketing and other resources than the Company. No assurance can be given that the Company will be able to compete successfully in any new telecommunications business venture.

      COMPETITION. Through its subsidiaries, the Company is the only entity licensed to operate wireless cable systems in Brasilia, Goiania and Belem. The Company's principal pay television competitor in the city of Brasilia is NET Brasilia, and in the city of Goiania is Multicanal, both of which are hardwire cable operators and are affiliates of the Globo Organization. There currently is no hardwire or other wireless cable provider in the city of Belem. In addition to other wireless cable and hardwire cable operators, wireless cable operators in Brazil face or may face competition from several other sources, DBS, local off-air VHF/UHF channels, home videocassette recorders and out-of-home theaters. Currently, there are two DBS providers in Brazil, "Sky," an affiliate of the Globo Organization, and Direct TV, an affiliate of Tevecap. A third DBS operator is currently launching service in Brazil. Legislative, regulatory and technological developments may result in additional and significant competition. Competition in the pay television industry is based upon program offerings, customer service, reliability and pricing. Many actual and potential competitors have greater financial, marketing and other resources than the Company. No assurance can be given that the Company will be able to compete successfully.

      GOVERNMENT REGULATION. The Company's business activities are regulated by ANATEL. Such regulation relates to, among other things, licensing, local access to MMDS systems, commercial advertising and foreign investment in MMDS systems. Changes in the regulation of the Company's business activities, including decisions by regulators affecting the Company's operations (such as the granting or renewal of licenses or decisions as to the subscription rates the Company may charge its customers) or changes in interpretations of existing regulations by courts or regulators, could adversely affect the Company. The Company's MMDS licenses may not be transferred without regulatory approval, although its three licenses were successfully transferred in 1997 from TV Filme Servicos to TV Filme Brasilia, TV Filme Goiania and TV Filme Belem. Any new regulations could have a material adverse effect on the pay television industry, as a whole, and on the Company, in particular.

      DEPENDENCE ON SUPPLIERS. The Company is dependent on certain suppliers of its programming and equipment. The Company currently purchases substantially all of its programming from Tevecap and its subsidiaries pursuant to the Programming Agreement. The terms of the Programming Agreement terminate in July 2004. Although the Company has no reason to believe that such agreement will be canceled or will not be renewed upon its expiration, if such agreement is canceled or not renewed, the Company will have to seek programming from other sources. In addition, there can be no assurance that other programming will be available to the Company on acceptable terms or at all or, if so available, that such programming will be acceptable to the Company's subscribers. Additionally, there can be no assurance that programming will be available to the Company in its application markets on acceptable terms, although Tevecap has agreed to provide programming on a non-exclusive basis in certain additional markets if the Company is able to obtain an MMDS license for such markets, with exclusivity to be negotiated on a case-by-case basis. There also can be no assurance that Tevecap's and its subsidiaries' contracts with their individual program suppliers are or will remain exclusive, will not be canceled or will be renewed upon expiration. There can be no assurance that if Tevecap's contracts are canceled or not renewed, other programming will be available to Tevecap on acceptable terms or at all.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

      Not currently applicable to the Company.

Item 8.  Financial Statements and Supplementary Data.

      The following statements are filed as part of this Annual Report on Form 10-K:
                                                                 FORM 10-K
                                                                  PAGE NO.
                                                                 ----------
FINANCIAL STATEMENTS:

  TV FILME, INC.:
      Report of Independent Auditors..........................       25

      Consolidated Balance Sheets as of December 31, 1996 and
      1997....................................................       26

      Consolidated Statements of Operations for the years
      ended December 31, 1995, 1996, and 1997.................       27

      Consolidated Statements of Changes in Stockholders'
        Equity for the years ended December 31, 1995,
        1996 and 1997.........................................       28

      Consolidated Statements of Cash Flows for the years
        ended December 31, 1995, 1996 and 1997................       29

      Notes to Consolidated Financial Statements..............       30




      All schedules have been omitted because they are inapplicable or the requested information is shown in the consolidated financial statements or related notes.

                       REPORT OF INDEPENDENT AUDITORS

The Board of Directors
TV Filme, Inc.

      We have audited the accompanying consolidated balance sheets of TV Filme, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TV Filme, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the three years ended December 31, 1997, in conformity with generally accepted accounting principles in the United States.




                                          ERNST & YOUNG
                                          AUDITORES INDEPENDENTES S.C.

Sao Paulo, Brazil
March 27, 1998

                         TV FILME, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                             DECEMBER 31,
                                                     ---------------------------
                                                      1996               1997
                                                     --------         --------
                                                     (IN THOUSANDS OF DOLLARS)

ASSETS
Current assets:
  Cash and cash equivalents.......................   $116,355         $ 80,975
  Accounts receivable, net........................      3,607            7,832
  Supplies........................................      2,721            5,303
  Prepaid expenses and other current assets.......      1,175            3,178
  Interest receivable.............................         --              679
  Pledged securities-current......................     16,159           16,645
                                                     --------         --------
      Total current assets........................    140,017          114,612
Property, plant and equipment, net................     38,333           63,405
Pledged securities................................     17,353               --
Debt issuance costs...............................      6,036            6,298
Other assets......................................      1,190            2,082
                                                     --------         --------
      Total assets................................   $202,929         $186,397
                                                     ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable..................................   $ 11,106         $ 12,724
Short-term debt...................................      2,926               --
Payroll and other benefits payable................      1,538            2,103
Accrued interest payable..........................        572              751
Accrued liabilities and taxes payable.............        412            1,111
Payables to affiliates-current....................        200              200
                                                     --------         ---------
      Total current liabilities...................     16,754           16,889
Payables to affiliates-long term..................        200               --
Deferred installation fees........................      8,227            7,178
Senior Notes......................................    140,000          140,000
Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000
    shares authorized, no shares issued...........         --               --
  Common stock, $.01 par value, 50,000,000
    shares authorized, 10,166,176 and 10,825,139
    shares issued and outstanding ................        102              108
    Additional paid-in capital....................     41,825           45,657
    Accumulated deficit...........................     (4,179)         (23,435)
                                                      -------         --------
      Total stockholders' equity..................     37,748           22,330
      Total liabilities and stockholders' equity..   --------         --------
                                                     $202,929         $186,397
                                                     ========         ========




                             See accompanying notes.

                         TV FILME, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------
                                                           1995              1996          1997
                                                           ----              ----          ----
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues.........................................       $ 11,404           $ 31,388      $ 50,547
                                                        --------           --------      --------
Operating costs and expenses:
  System operating-Note 3........................          2,957              9,593        17,631
  Selling, general and administrative............          8,975             16,737        27,965
  Depreciation and amortization..................          2,049              5,921        12,162
                                                         --------          --------       --------
      Total operating costs and expenses.........         13,981             32,251        57,758
                                                         --------          --------       --------
      Operating loss.............................         (2,577)              (863)       (7,211)

Other income (expense):
  Interest and other expense - Note 3............            (49)            (1,049)      (19,151)
  Interest and other income - Note 3.............            475                664         8,969
  Exchange and translation losses................            (66)              (762)       (1,863)
                                                         --------           --------      --------
      Total other income (expense)...............            360             (1,147)      (12,045)
                                                         --------           --------      --------
Net loss.........................................        $(2,217)           $(2,010)      (19,256)
                                                         ========           ========      ========

Net loss per share, basic and diluted............        $ (0.27)           $ (0.22)      $ (1.76)
                                                         ========           ========      ========
Weighted average number of shares of common stock
  and Common stock equivalents...................          8,086              9,256        10,940
                                                         ========           =========     ========



                             See accompanying notes.



                         TV FILME, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1997


                                                COMMON STOCK               ADDITIONAL
                                          ------------------------          PAID-IN          ACCUMULATED
                                           SHARES        PAR VALUE          CAPITAL            DEFICIT            TOTAL
                                           ------        ---------          ----------       -----------          -----
                                                         (IN THOUSANDS OF DOLLARS, EXCEPT SHARES)


BALANCE AT DECEMBER 31, 1994.........     4,997,240       $   50            $  6,470            $ (20)         $  6,500
Issuance of common stock.............     1,052,924           11               3,289               --             3,300
Non-cash compensation................            --           --                 312               --               312
Exercise of stock options............       143,832            1                  (1)              --                --
Net loss for the year................            --           --                  --           (2,217)           (2,217)
                                          -----------     ---------         ----------       --------          --------
BALANCE AT DECEMBER 31, 1995.........     6,193,996           62              10,070           (2,237)            7,895
Issuance of common stock and
  warrants...........................     1,097,180           11               7,140               --             7,151
Non-cash compensation................            --           --                 272               --               272
Initial public offering of
  common stock, net of costs.........     2,875,000           29               24,343              --            24,372

Equity adjustment for
restructuring.......................            --            --                   --              68                68
Net loss for the year...............            --            --                   --          (2,010)           (2,010)
                                        ------------       ---------          ----------     ----------        --------
BALANCE AT DECEMBER 31, 1996........    10,166,176           102               41,825          (4,179)           37,748
Issuance of common stock for
  payment of non-cash compensation...       36,163            --                   75              --                75
Conversion of outstanding
  warrants into common stock.........      622,800             6                3,757              --             3,763
Net loss for the year................           --            --                   --         (19,256)          (19,256)
                                        ------------       ----------         -----------    -------------     --------
BALANCE AT DECEMBER 31, 1997.........   10,825,139         $ 108              $45,657        $(23,435)         $ 22,330
                                        ============       ==========         ===========    =============     ========








                             See accompanying notes.

                         TV FILME, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      YEAR ENDED DECEMBER 31,
                                                  ------------------------------
                                                    1995      1996       1997
                                                    ----      ----       ----
                                                    (IN THOUSANDS OF DOLLARS)

      CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss.................................... $(2,217) $(2,010)   $(19,256)
      Adjustments to reconcile net loss to net
        cash provided by operating activities:
        Depreciation and amortization.............   2,049    5,921      12,162
        Provision for losses on accounts
          receivable..............................     315    1,296       4,989
        Non-cash compensation.....................     312      272          75
        Amortization of debt issuance costs.......      --       14         805
        Increase (decrease) in deferred
          installation fees.......................   3,884    3,222      (1,049)
      Changes in operating assets and liabilities:
        Increase in accounts receivable...........  (1,669)  (3,122)     (9,214)
        Increase in supplies......................    (980)  (1,089)     (2,582)
        Increase in prepaid expenses and other
        current assets............................    (419)    (678)     (2,003)
        Increase in accrued interest receivable...      --       --        (679)
        Increase in other assets..................     (77)    (421)     (1,292)
        Decease in pledged securities.............      --       --      16,867
        Increase in accounts payable..............   5,803    4,230       1,618
        Increase in payroll and other benefits
           payable................................     815      255         565
        Increase in accrued interest payable......      --      502         179
        Increase in accrued liabilities and taxes
           payable.................................    315       51         649
                                                    -------  -------    --------
      Net cash provided by operating activities...   8,131    8,443       1,884
                                                    -------  -------    --------

      CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisitions:
        Property, plant and equipment............. (16,621) (25,225)    (37,082)
                                                    -------  -------    --------
      Net cash used in investing activities....... (16,621) (25,225)    (37,082)
                                                    -------  -------    --------

      CASH FLOWS FROM FINANCING ACTIVITIES
      Increase (decrease) in short-term debt......       --    2,996     (2,926)
      Proceeds from initial public offering, net
       of costs ..................................       --   24,372         --
      Proceeds from issuance of senior notes, net
      of costs....................................       --  133,950         --
      Pledged securities..........................       --  (33,512)        --
      Debt issuance costs.........................       --       --       (819)
      Issuance of common stock and warrants.......    3,300    7,151      3,763
      Increase (decrease) in payables from
        affiliates................................    1,463   (1,863)      (200)
      Decrease in receivables from affiliates.....    2,111       --         --
                                                    -------- --------   --------
      Net cash provided by financing activities...    6,874  133,094       (182)
                                                    -------- --------   -------

      Net change in cash and cash equivalents.....   (1,616) 116,312    (35,380)
      Cash and cash equivalents at beginning of
        year......................................    1,659       43     116,355
                                                    -------- -------    --------
      Cash and cash equivalents at end of year....  $    43 $116,355    $ 80,975
                                                    ======= ========    ========

                             See accompanying notes.

                         TV FILME, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      1. Summary of Significant Accounting Policies

      A. COMPANY BACKGROUND

      In connection with an initial public offering (the "Initial Public Offering"), of its common stock, $.01 par value per share (the "Common Stock"), TV Filme, Inc. (the "Company") was formed in April 1996 to become the holding company of and successor to ITSA-Intercontinental Telecomunicacoes S.A. and its subsidiaries ("ITSA"). The transfer of ITSA to the Company has been accounted for in a manner similar to a pooling of interests. ITSA was formed in May 1994 as a holding company for and successor to TV Filme Servicos de Telecomunicacoes S.A. ("TVFSA"). The transfer of TVFSA to ITSA has been accounted for in a manner similar to a pooling of interests.

      In connection with the Initial Public Offering, the Company entered into a restructuring (the "Restructuring") pursuant to which all of the preferred stock of ITSA was converted into common stock of ITSA, based on the conversion rates at the date of issuance of the preferred stock. Each share of common stock of ITSA was exchanged for 1,844 shares of Common Stock of the Company. As all of the preferred stock of ITSA has been converted and there were no preferred dividends paid or due as a result of the conversion, all preferred and common stock issuances of the predecessor companies have been reflected as issuances of Common Stock of the Company. Prior to the consummation of the Initial Public Offering and the Restructuring, TVFSA operated the Company's wireless cable system in Brasilia, and held the licenses to operate the Company's wireless cable systems in Brasilia, Goiania and Belem. ITSA owned substantially all of TVFSA, TV Filme Goiania Servicos de Telecomunicacoes Ltda. ("TV Filme Goiania") and TV Filme Belem Servicos de Telecomunicacoes Ltda. ("TV Filme Belem"). Pursuant to the Restructuring, (i) 51% of the voting stock of TVFSA was transferred to an entity, all of which is owned by certain existing shareholders of ITSA who were or are Brazilian nationals, with ITSA retaining 49% of the voting stock and 83% of the economic interests in TVFSA; (ii) the operating assets of the wireless cable system of Brasilia were transferred from TVFSA to TV Filme Brasilia Servicos de Telecomunicacoes Ltda. ("TV Filme Brasilia"), which is substantially owned by ITSA; and (iii) TVFSA entered into various agreements with ITSA and its subsidiaries pursuant to which, among other things, TVFSA authorized ITSA to operate the existing wireless cable systems under its current licenses. Subsequent to the Restructuring and the Initial Public Offering, the Company owns 100% of ITSA, which holds 49% of the voting stock and 83% of the economic interests of TVFSA and 100% of TV Filme Brasilia, TV Filme Goiania and TV Filme Belem. As of November 1997, the licenses to operate the existing wireless cable systems were transferred from TV Filme Servicos to the respective operating companies, TV Filme Brasilia, TV Filme Goiania and TV Filme Belem.

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

      C. NET LOSS PER SHARE

      The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), for year-end 1997. SFAS 128, which supersedes APB Opinion No. 15, "Earnings Per Share," was issued in February 1997. SFAS 128 requires dual presentation of basic and diluted earning per share ("EPS") for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock. The basic or diluted EPS measured under SFAS 128 are not materially different than if measured under APB No. 15.

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

      G. INTANGIBLE ASSETS

      Intangible assets are comprised primarily of pay television licenses, which are amortized on a straight-line basis over a period of 10 years. Accumulated amortization at December 31, 1996 and 1997 was $159,000 and $449,000, respectively.

      H. REVENUE RECOGNITION

      Revenues from subscribers are recognized in the period service is rendered. Installation fees are recognized as revenue to the extent of direct selling costs incurred, with the remainder deferred and amortized to income over a five year period.

      I. ALLOWANCE FOR DOUBTFUL ACCOUNTS

      The Company had an allowance for doubtful accounts of $666,000 and $1,710,000 at December 31, 1996 and 1997, respectively. Charges to the allowance during 1996 and 1997 were $945,000 and $3,945,100, respectively.

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

      2. Property, Plant and Equipment

      Property,  plant and  equipment is comprised of the  following at December
31:

                                                             1996      1997
                                                             ----      ----
                                                            (IN THOUSANDS OF
                                                                 DOLLARS)

Land.....................................................   $  --       $1,033
Building and leasehold improvements......................     665          665

Machinery and equipment..................................  19,956       35,181
Furniture and fixtures...................................     610        1,096
Installation costs.......................................  25,136       45,473
                                                          ---------   ---------
                                                           46,367       83,448
Accumulated depreciation.................................  (8,034)     (20,043)
                                                          ---------   ---------
                                                          $38,333     $ 63,405
                                                          =========   ==========

      Depreciation expense of $1,933,000, $5,762,000 and $12,009,000 is included in the statements of operations for the years ended December 31, 1995, 1996 and 1997, respectively.

      3. Related Party Transactions

      Substantially all programming is supplied by a subsidiary of Tevecap S.A. ("Tevecap"), a stockholder of the Company, pursuant to a programming contract. Amounts paid to such affiliate in 1995, 1996 and 1997 were $1,334,000, $6,731,000, and $10,394,000 respectively, net of discounts in 1995 of $539,000 on programming fees compared to list prices. No discounts were received in 1996 or 1997 and no such discounts are expected in the future. Through September 1997, the Company purchased from Tevecap a program guide which it distributed to its subscribers monthly. Amounts paid to Tevecap for the program guide during 1995, 1996 and 1997 were the $113,000, $750,000 and $679,000, respectively.

      The Company purchased two licenses to operate wireless cable systems from Abril for $400,000 each, payable in four equal annual installments, which do not bear interest. Included in payables to affiliates at December 31, 1996 and 1997 is $400,000 and $200,000, respectively, related to this purchase. The $200,000 which remained outstanding as of December 31, 1997 was repaid in February 1998. Since there was no outstanding borrowings to Tevecap, interest expense to Tevecap was $0 for 1997 compared to $433,000 for 1996.

      The Company purchases equipment and supplies from vendors under irrevocable letters of credit. Abril and a subsidiary of Tevecap guarantee such obligations from time to time. Total issued and outstanding letters of credit at December 31, 1996 and 1997 were $7,296,000 and $7,665,000, respectively. At
December 31, 1996 and 1997, issued and outstanding letters of credit secured by affiliates were $4,097,000 and $110,000, respectively. The maturity date of such letters of credit range from 270 days to 360 days.

      4. Stockholders' Equity

      In July 1994, the Company issued and sold 2,126,132 shares of Common Stock to Warburg, Pincus Investors, L.P. for a purchase price of $5,000,000.

      In August 1995, the Company issued and sold 1,052,924 shares of Common Stock to Warburg, Pincus Investors, L.P. for a purchase price of $3,300,000.

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

      In March 1996, the Company issued and sold 783,700 shares of Common Stock and warrants to purchase an additional 567,952 shares of Common Stock to Warburg, Pincus Investors, L.P. for approximately $5.1 million, and issued and sold 287,664 shares of Common Stock and warrants to purchase an additional 208,372 shares of Common Stock to Tevecap for approximately $1.9 million. Such warrants had an exercise price of $6.52 per share.

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

      5.  Stock-Option Plan

      In connection with the Initial Public Offering, the Board of Directors of the Company adopted and the stockholders of the Company approved the 1996 Stock Option Plan (such plan, as subsequently amended in September 1997, is hereinafter referred to as the "Plan"). The Plan provides for the grant of stock options to officers, key employees, consultants and directors of the Company. The Plan is administered by the Compensation Committee of the Board and the total number of shares of Common Stock for which options may be granted pursuant to the Plan is 936,432, subject to certain adjustments reflecting changes in the Company's capitalization. The Plan allows the granting of incentive stock options, which may not have an exercise price below the greater of par value or the market value on the date of grant, and non-qualified stock options, which have no restrictions as to exercise price other than the exercise price cannot be below par value. All options must be exercised no later than 10 years from the date of grant. Options to purchase 407,000 shares of Common Stock were granted upon the consummation of the Initial Public Offering, 297,000 of which are exercisable at $10.00 per share, and 110,000 of which are exercisable at $11.00 per share, and which generally vest 20% per year for five years beginning on the first anniversary of consummation of the Initial Public Offering. Options to purchase an additional 10,000 shares of Common Stock were granted in December 1996 and February 1997 at an exercise price of $11.75, options to purchase 15,000 shares of Common Stock were granted in July 1997 at an exercise price of $10.125 per share, option to purchase 308,500 shares of Common Stock were granted in October 1997 at an exercise price of $6.00 and options to purchase 150,000 shares of Common stock were granted in December 1997 at an exercise price of $5.625.

      Pro forma information regarding net loss and loss per share has been determined as if the Company had accounted for its employee stock options under the fair value method of FASB Statement No. 123, "Accounting for Stock-Based Compensation." The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1997, respectively: risk-free interest rate of 6.3% and 5.5%, dividend yield of 0% and 0%; volatility factor of the expected market price of the Common Stock of .46 and .46; and a weighted-average expected life of the option of 7.5 and 7.5 years.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information for the year ended December 31, 1997 follows (in thousands of dollars):

                                                       1996         1997
                                                    --------     ---------
                         Pro forma net loss         $(2,208)     $(19,812)
                         Pro forma loss per share      (.22)        (1.81)

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

      The Senior Notes are redeemable on or after December 15, 2000 at the option of the Company, in whole or in part from time to time, at specified redemption prices declining annually to 100% of the principal amount on or after December 15, 2003, plus accrued interest. The Senior Notes contain certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness and pay dividends or make certain other distributions. Upon a change of control, the Company is required to make an offer to purchase the Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any. In accordance with the covenants of the Senior Notes and the Company's current level of leverage, at December 31, 1997, it is unable to make any dividend payments.

      The Company believes the recorded value of the Senior Notes approximates the fair value at December 31, 1997.

      7. Income Taxes

      The reasons for the difference between total tax expense (benefit) and the amount computed by applying the effective Brazilian tax rate to income before income taxes are as follows:

                                               1995     1996    1997
                                               ----     ----    ----

                                             (IN THOUSANDS OF DOLLARS)
Income taxes (benefit) at effective
  Brazilian rate........................... $(1,064)$  (613)  $(6,354)
Effect of monetary adjustments under
  Brazilian tax law........................     765      --        --
Nondeductible compensation expense.........     150      78       215
Effect of change in tax rate...............     267    (232)      103
Other......................................     198      --        --
Increase (decrease) in valuation allowance.    (316)    767     6,036
                                            --------  ------  -------
Tax expense (benefit)......................  $   --   $  --    $   --
                                            ========  ======= =======

      The Company has not recognized any future income tax benefit for its net operating loss carryforwards in excess of net deferred tax liabilities as it is not assured that it will be able to realize a benefit for such losses in the future. The net operating loss carryforwards amounted to $45.4 million at December 31, 1997, of which approximately $1.2 million was attributable to TV Filme Servicos. As a result of the Restructuring, the net operating loss carryforwards of TV Filme Servicos, which is no longer a wholly-owned subsidiary of the Company, are available only to offset its own income and are not available to offset any profits generated by TV Filme and its consolidated subsidiaries. Under Brazilian law, net operating losses may be carried forward for an unlimited period of time. Use of these losses, however, is restricted to 30% of taxable income in a tax period.

      Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The approximate effect of temporary differences as of December 31, 1996 and 1997 is as follows:

                                                        1996      1997
                                                      -------    -------
                                                       (IN THOUSANDS OF
                                                           DOLLARS)

Deferred tax assets
Net operating loss carryforwards..................... $ 4,155    $14,544
Deferred installation fees...........................   2,715      2,369
Other................................................     623        225
                                                      -------     ------
                                                        7,493     17,138
Valuation allowance..................................  (1,180)    (7,216)
                                                      --------    -------
                                                       $ 6,313    $9,922
                                                      =========  =======

Deferred tax liabilities
Fixed assets......................................... $ 6,313     $9,922
Other................................................      --         --
                                                      -------     -------
                                                      $ 6,313     $9,922
                                                      =========   =======

      Effective January 1, 1997, the effective Brazilian tax rate increased from 30.5% to 33%. This has been reflected in the deferred tax assets and liabilities at December 31, 1996.

      8. Commitments

      The Company leases office space and vehicles and has entered into various transmission tower rental agreements. Rent expense amounted to approximately $1,395,000, $2,062,000 and $2,091,080 for the years ended December 31, 1995,
1996 and 1997, respectively. A substantial number of these rental agreements are renewed on a continuous basis. The Company also has entered into various contracts to secure programming. These agreements are readjusted periodically.

      Lease commitments at December 31, 1997 are as follows:


1998..........................................................  $1,758,000
1999..........................................................   1,097,000
2000..........................................................     135,000
2001..........................................................     132,000

      At December 31, 1997, payables to affiliates include $200,000 related to the purchase by the Company of two licenses to operate wireless cable systems (see Note 3). The $200,000 which remained outstanding as of December 31, 1997 was repaid in February 1998.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant.

      Information with respect to executive officers of the Company is presented in Item 4 of this Report under the caption "Executive Officers of the Company."

      The information appearing under the captions "Proposal 1 - Election of Directors", "Certain Transactions" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement") is incorporated herein by reference.

Item 11.  Executive Compensation.

      Information appearing under the caption "Executive Compensation" in the 1998 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

      Information appearing under the caption "Security Ownership of Beneficial Owners and Management" in the 1998 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

      Information appearing under the caption "Certain Transactions" in the 1998 Proxy Statement is incorporated herein by reference.

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

(B) REPORTS ON FORM 8-K.

      No Reports on Form 8-K were filed by the Company during the fourth quarter of 1997.

(C) INDEX TO EXHIBITS.

      The following is a list of all Exhibits filed as part of this Report:

EXHIBIT
 NUMBER                        DESCRIPTION OF DOCUMENT
-------                        -----------------------

  *3.1(i) Certificate of Incorporation of TV Filme (incorporated herein by reference to Exhibit 3.1 to TV Filme's Registration Statement on Form S-1, dated May 3, 1996, Registration No. 333-4512 ("TV Filme's S-1").
  *3.1(ii) Amended  and  Restated  By-Laws of TV Filme  (incorporated  herein by reference to Exhibit 3.1(ii) to TV Filme's Form 10-Q for the fiscal quarter ended June 30, 1997, File No. 0-28670).
  *4.1 Indenture, dated as of December 20, 1996, between TV Filme and IBJ Schroder Bank & Trust Company, as Trustee (including the form of the Senior Notes) (incorporated herein by reference to Exhibit 4.1 to TV Filme's Registration Statement on Form S-4, dated February 4, 1997, Registration No. 333-21057 ("TV Filme's S-4").
  *4.2 Registration Rights Agreement, dated December 20, 1996, between TV Filme and Bear, Stearns & Co. Inc., BT Securities Corporation, J.P. Morgan Securities Inc. and Alex. Brown & Sons Incorporated (incorporated herein by reference to Exhibit 4.2 to TV Filme's S-4).
  *4.3 Purchase Agreement, dated December 16, 1996, between TV Filme and Bear, Stearns & Co. Inc., BT Securities Corporation, J.P. Morgan Securities Inc. and Alex. Brown & Sons Incorporated, as the Initial Purchasers (incorporated herein by reference to Exhibit 4.3 to TV Filme's S-4).
  *4.4 Note, dated December 20, 1996, of ITSA to TV Filme (incorporated herein by reference to Exhibit 4.4 to TV Filme's S-4).
  *4.5 Note Pledge Agreement, dated as of December 20, 1996, between TV Filme and IBJ Schroder Bank & Trust Company, as Collateral Agent (incorporated herein by reference to Exhibit 4.5 to TV Filme's S-4).
  *4.6 Collateral Pledge and Security Agreement, dated as of December 20, 1996, among ITSA, TV Filme and IBJ Schroder Bank & Trust Company, as Collateral Agent (incorporated herein by reference to Exhibit 4.6 to TV Filme's S-4).
  *4.7 Subsidiary Guarantee, dated as of December 20, 1996, made by TV Filme Brasilia Servicos de Telecomunicacoes (incorporated herein by reference to Exhibit 4.7 to TV Filme's S-4).
  *4.8 Subsidiary Guarantee, dated as of December 20, 1996, made by TV Filme Belem Servicos de Telecomunicacoes (incorporated herein by reference to Exhibit 4.8 to TV Filme's S-4).
  *4.9 Subsidiary Guarantee, dated as of December 20, 1996, made by TV Filme Goiania Servicos de Telecomunicacoes (incorporated herein by reference to Exhibit 4.9 to TV Filme's S-4).
 *10.1     1996  Stock   Option   Plan  (incorporated   herein by  reference  to
           Exhibit 10.1 to TV Filme's S-4).+
 *10.2     Form of Stock Option Agreement  (incorporated herein by reference  to
           Exhibit 10.2 to TV Filme's S-1).+

 *10.3 Stockholders Agreement, dated as of July 26, 1996, entered into by and among Warburg, Pincus, Tevecap, Mrs. Maria Nise Studart Lins de Albuquerque, Mr. Hermano Studart Lins de Albuquerque, Mr. Carlos Andre Studart Lins de Albuquerque and Ms. Maria Veronica Studart Lins de Albuquerque (incorporated herein by reference to Exhibit 10.3 to TV Filme's S-4).
 *10.4 Registration Rights Agreement, dated as of July 26, 1996, entered into by and among Warburg, Pincus, Tevecap, Mrs. Maria Nise Studart Lins de Albuquerque, Mr. Hermano Studart Lins de Albuquerque, Mr. Carlos Andre Studart Lins de Albuquerque, Ms. Maria Veronica Studart Lins de Albuquerque, Joseph Wallach, Donald Deely Pearson and TV Filme (incorporated herein by reference to Exhibit 10.4 to TV Filme's S-4).
 *10.5 Employment Agreement, dated as of July 26, 1996, entered into by and among TV Filme, ITSA and Mr. Hermano Studart Lins de Albuquerque (incorporated herein by reference to Exhibit 10.5 to TV Filme's S-4).+
 *10.6 Employment Agreement, dated as of July 26, 1996, entered into by and among TV Filme, ITSA and Mr. Carlos Andre Studart Lins de Albuquerque (incorporated herein by reference to Exhibit 10.6 to TV Filme's S-4).+
 *10.7     Employment Agreement,  dated  as  of  July  26, 1996, entered into by
           and  between  TV Filme and Mr.  Aguirre   (incorporated   herein  by
           reference to Exhibit 10.7 to TV Filme's S-4).+
  *10.8    Programming  License  Agreement,  dated as of June 27, 1996,  entered into by and between TV Filme and Tevecap (incorporated herein by reference to Exhibit 10.12 to TV Filme's S-4).
 *10.9 Master Operating Agreement, dated as of July 26, 1996, entered into by and among TV Filme, ITSA and TV Filme Servicos (incorporated herein by reference to Exhibit 10.13 to TV Filme's S-4).
 *10.10 Articles of Association of TV Filme Servicos (incorporated herein by reference to Exhibit 10.14 to TV Filme's S-4).
 *10.11 Form of Indemnification Agreement between TV Filme and the directors and officers parties thereto (incorporated herein by reference to
           Exhibit 10.12 to TV Filme's S-1).+
**21       Subsidiaries of TV Filme.
**23.1 Consent of Ernst & Young Auditores Independentes S.C., independent auditors.
**24       Powers of Attorney (Appears on signature page).
**27.1     Financial Data Schedule.

--------------

 +  Management contract or compensatory plan or arrangement.
 *  Incorporated herein by reference.
**  Filed herewith.

                                 SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 27th day of March, 1998.

                              TV FILME, INC.


                              By: /S/ HERMANO STUDART LINS DE  ALBUQUERQUE
                                  -----------------------------------------
                                  Hermano Studart Lins de Albuquerque
                                  Chief Executive Officer

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of March, 1998.

                   SIGNATURE                          TITLE(S)

          /s/ HERMANO STUDART LINS DE                 Chief Executive Officer,
                 ALBUQUERQUE                          Secretary and Director
---------------------------------------------         (Principal Executive
      Hermano Studart Lins de Albuquerque             Officer)

       /s/ CARLOS ANDRE STUDART LINS DE               President, Chief
                 ALBUQUERQUE                          Operating Officer and
---------------------------------------------         Director
   Carlos Andre Studart Lins de Albuquerque

            /S/ ALVARO J. AGUIRRE                     Chief Financial Officer
--------------------------------------------          (Principal Financial
               Alvaro J. Aguirre                      and Accounting Officer)
                                                      and Director

             /S/ DOUGLAS M. KARP                      Chairman and Director
---------------------------------------------
                Douglas M. Karp

                                                      Director
---------------------------------------------
          Jose Augusto Pinto Moreira

             /S/ RAUL ROSENTHAL                       Director
----------------------------------------------
                Raul Rosenthal

            /S/ DAVID E. LIBOWITZ                     Director
----------------------------------------------
               David E. Libowitz


 EXHIBIT                                                                                      SEQUENTIALLY
 NUMBER                 DESCRIPTION OF DOCUMENT                                              NUMBERED PAGE
--------                -----------------------                                             -------------


  *3.1(i)   Certificate of  Incorporation  of TV Filme  (incorporated  herein by reference  to Exhibit 3.1 to TV Filme's  Registration  Statement  on
            Form S-1, dated May 3, 1996,  Registration No. 333-4512 ("TV Filme's
            S-1").
  *3.1(ii)  Amended and  Restated  By-Laws of TV Filme  (incorporated  herein by reference to Exhibit  3.1(ii) to TV Filme's Form 10-Q for the fiscal quarter ended June 30, 1997, File No. 0-28670).
  *4.1      Indenture,  dated as of December 20, 1996,  between TV Filme and IBJ
            Schroder Bank & Trust Company, as Trustee (including the form of the
            Senior Notes) (incorporated herein by reference to Exhibit 4.1 to TV
            Filme's Registration  Statement on Form S-4, dated February 4, 1997,
            Registration No. 333-21057 ("TV Filme's S-4").
  *4.2      Registration Rights Agreement,  dated December 20, 1996,  between TV
            Filme and Bear, Stearns & Co. Inc., BT Securities Corporation,  J.P.
            Morgan   Securities   Inc.   and  Alex.  Brown  &  Sons Incorporated
            (incorporated herein by reference to Exhibit 4.2 to TV Filme's S-4).
  *4.3      Purchase Agreement,  dated December  16, 1996,  between TV Filme and
            Bear, Stearns & Co. Inc., BT  Securities  Corporation,   J.P. Morgan
            Securities Inc. and Alex. Brown & Sons  Incorporated, as the Initial
            Purchaser (incorporated herein by reference to  Exhibit  4.3  to  TV
            Filme's S-4).
  *4.4      Note,  dated  December 20, 1996,  of ITSA to TV Filme  (incorporated herein by reference to Exhibit 4.4 to TV Filme's S-4).
  *4.5      Note Pledge  Agreement,  dated as of December 20,  1996,  between TV
            Filme and IBJ Schroder Bank & Trust  Company,  as  Collateral  Agent
            (incorporated herein by reference to Exhibit 4.5 to TV Filme's S-4).
  *4.6      Collateral Pledge and Security  Agreement,  dated as of December 20,
            1996, among ITSA, TV Filme and IBJ Schroder Bank & Trust Company, as
            Collateral Agent (incorporated herein by reference to Exhibit 4.6 to
            TV Filme's S-4).
  *4.7      Subsidiary Guarantee, dated as of  December  20,  1996,  made  by TV
            Filme  Brasilia  Servicos  de Telecomunicacoes (incorporated herein by reference to Exhibit 4.7 to TV Filme's S-4).
  *4.8      Subsidiary  Guarantee,  dated as of December  20,  1996,  made by TV
            Filme Belem  Servicos de  Telecomunicacoes  (incorporated  herein by reference to Exhibit 4.8 to TV Filme's S-4).
  *4.9      Subsidiary  Guarantee,  dated as of December  20,  1996,  made by TV
            Filme Goiania Servicos de Telecomunicacoes  (incorporated  herein by reference to Exhibit 4.9 to TV Filme's S-4).
 *10.1      1996 Stock  Option  Plan   (incorporated   herein  by  reference  to
            Exhibit 10.1 to TV Filme's S-4).+
 *10.2      Form  of  Stock  Option  Agreement (incorporated herein by reference to  Exhibit 10.2 to TV Filme's S-1).+
 *10.3      Stockholders  Agreement, dated  as of July 26, 1996, entered into by
            and  among Warburg,  Pincus, Tevecap,   Mrs.   Maria  Nise   Studart
            Lins  de Albuquerque,   Mr.   Hermano   Studart Lins de Albuquerque,
            Mr. Carlos Andre Studart Lins de Albuquerque and Ms. Maria  Veronica
            Studart Lins de Albuquerque  (incorporated  herein by  reference  to
            Exhibit 10.3 to TV Filme's S-4).
 *10.4      Registration   Rights   Agreement,   dated  as   of  July 26,  1996,
            entered into by and among Warburg, Pincus, Tevecap,  Mrs. Maria Nise
            Studart  Lins  de Albuquerque,   Mr.   Hermano   Studart   Lins   de
            Albuquerque, Mr. Carlos Andre Studart Lins de Albuquerque, Ms. Maria
            Veronica  Studart Lins de Albuquerque,  Joseph Wallach, Donald Deely
            Pearson and TV Filme  (incorporated  herein  by reference to Exhibit
            10.4  to TV Filme's S-4).
 *10.5      Employment Agreement, dated as of July 26, 1996, entered into by and
            among TV Filme,   ITSA  and  Mr. Hermano Studart Lins de Albuquerque
            (incorporated  herein  by   reference  to Exhibit 10.5 to TV Filme's
            S-4).+
 *10.6      Employment Agreement, dated as of July 26, 1996, entered into by and
            among  TV  Filme,   ITSA  and  Mr.  Carlos  Andre  Studart  Lins  de
            Albuquerque  (incorporated herein by reference to Exhibit 10.6 to TV
            Filme's S-4).+
 *10.7      Employment Agreement, dated as of July 26, 1996 enteres into  by and between TV Filme and Mr. Aguirre (incorporated herein  by  reference to Exhibit 10.7 to TV Filme's S-4).+
 *10.8      Programming  License  Agreement,  dated as of June 27, 1996, entered into by and  between TV Filme and  Tevecap  (incorporated  herein by reference to Exhibit 10.12 to TV Filme's S-4).
 *10.9      Master Operating Agreement,  dated as of July 26, 1996, entered into by and  among TV  Filme,  ITSA and TV Filme  Servicos  (incorporated herein by reference to Exhibit 10.13 to TV Filme's S-4).
 *10.10     Articles of Association of TV Filme Servicos (incorporated herein by reference  to  Exhibit  10.14 to TV Filme's S-4).
 *10.11     Form of Indemnification Agreement between TV Filme and the directors and officers  parties thereto  (incorporated  herein by reference to
            Exhibit 10.12 to TV Filme's S-1).+
**21        Subsidiaries of TV Filme.
**23.1      Consent of Ernst & Young  Auditores  Independentes S.C., independent auditors.
**24        Powers of Attorney (Appears on signature page).
**27.1      Financial Data Schedule.


------------

 +  Management contract or compensatory plan or arrangement.
 *  Incorporated herein by reference.
**  Filed herewith.