Form 10-K405/A
period 1997-12-31
TV FILME INC
filed 1998-04-30
CIK 1013608

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 -------------
                                FORM 10-K/A NO. 1

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

                        COMMISSION FILE NUMBER: 0-28670

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

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF APRIL 22, 1998 WAS APPROXIMATELY $12,358,894.

     AS OF APRIL 22, 1998, 10,825,139 SHARES OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, WERE OUTSTANDING.

     DOCUMENTS INCORPORATED BY REFERENCE.  NONE.

================================================================================

     The information required by Part III (Items 10, 11, 12 and 13) of the undersigned Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "Annual Report"), filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), was to be incorporated by reference to the definitive Proxy Statement for the 1998 Annual Meeting of Stockholders of the Company, which Proxy Statement was to be filed pursuant to Regulation 14A under the Exchange Act within 120 days following the end of the Company's fiscal year as permitted under General Instruction G of Form 10-K ("Instruction G"). However, the definitive Proxy Statement will not be filed within such period. Accordingly, pursuant to Instruction G, the Company hereby amends Items 10, 11, 12 and 13 of the Annual Report as follows:

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

     DAVID E. LIBOWITZ has served as a director of the Company since April 1997. Mr. Libowitz has been a Managing Director of E.M. Warburg, Pincus & Co., LLC since January 1998. Mr. Libowitz has been associated with E.M. Warburg Pincus & Co., LLC (or its predecessor E.M. Warburg, Pincus & Co., Inc.) since July 1991. Mr. Libowitz is a director of Caribiner International, Inc. and several privately held companies. Mr. Libowitz is 35 years old.

     CARLOS ANDRE STUDART LINS DE ALBUQUERQUE one of the co-founders of the Company, has served as President, Chief Operating Officer and a director of the Company since its incorporation. Mr. Lins also served as Treasurer of the Company from its incorporation until July 1997. Mr. Lins received a Bachelor of Science degree in Physics from the University of Brasilia and a Bachelor of Science degree in Mathematics from the University of Ceub. Mr. Lins is the brother of Mr. Hermano Studart Lins de Albuquerque. Mr. Lins is 33 years old.

     DOUGLAS M. KARP has served as Chairman of the Board of the Company since its incorporation. Mr. Karp has been a Managing Director of E.M. Warburg, Pincus & Co., LLC (or its predecessor, E.M. Warburg, Pincus & Co., Inc.) since May 1991. Prior to joining E.M. Warburg, Pincus & Co., LLC, Mr. Karp held several positions with Salomon Inc, including Managing Director from January 1990 to May 1991, Director from January 1989 to December 1989 and Vice President from October 1986 to December 1988. Mr. Karp is a director of LCI International, Inc., TresCom International, Inc., Journal Register Company and several privately held companies. Mr. Karp is 42 years old.

     RAUL ROSENTHAL has served as a director of the Company since July 1997. Mr. Rosenthal has been the Executive Vice President of Strategic Planning and Corporate Development and of five business units of Abril S.A. (including Telephone Directories, Abril Collections and Database Marketing) since September 1996. Prior to joining Abril S.A., from 1986 to 1996 Mr. Rosenthal held several senior management positions with American Express, including President of American Express do Brazil, a position in which he was responsible for the Credit Card business and the American Express Bank from 1994 to 1996, President of the Establishments Service Group for Latin American and the Caribbean from 1995 to 1996, and President of American Express in Argentina and Uruguay from
1990 to 1993. Mr. Rosenthal is a director of a privately held Company. Mr. Rosenthal is 49 years old.

     ALVARO J. AGUIRRE has served as Chief Financial Officer and a director of the Company since June 1996. Prior to joining the Company, Mr. Aguirre was a member of the Latin America Corporate Finance Group of Morgan Stanley & Co. Incorporated from 1994 to 1996 and a securities attorney at the law firm of Sullivan & Cromwell from 1991 to 1994. Mr. Aguirre is 31 years old.

     JOSE AUGUSTO PINTO MOREIRA has served as a director of the Company since its incorporation. Mr. Moreira has been the Executive Vice-President of Finance and Administration of Abril S.A. since 1982. Mr. Moreira is a director of several privately held companies. Mr. Moreira is 54 years old.

     The number of directors of the Company, as determined by the Board of Directors is seven. The Board of Directors of the Company consists of three classes: Class I, Class II and Class III, as nearly equal in number as possible. One of the three classes, comprising approximately one-third of the directors, is elected each year to succeed the directors whose terms are expiring. Directors hold office until the annual meeting for the year in which their terms expire and until their successors are elected and qualified unless, prior to that date, they have resigned, retired, or otherwise left office. In accordance with the Company's Certificate of Incorporation, Class II directors are to be elected at the 1998 Annual Meeting of Stockholders, Class III directors are to be elected at the 1999 Annual Meeting of Stockholders and Class I directors are to be elected at the 2000 Annual Meeting of Stockholders.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's directors, certain officers and persons holding more than 10% of a registered class of the Company's equity securities to file reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "Commission") and the Nasdaq National Market. Directors, certain officers and greater than 10% stockholders are also required by Commission regulations to furnish the Company with copies of all such reports that they file. Based on the Company's review of copies of such forms provided to it, the Company believes that all filing requirements were complied with during the fiscal year ended December 31, 1997.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table sets forth a summary of the compensation paid or accrued by the Company for services rendered to the Company in all capacities for the fiscal year ended December 31, 1997 by its Chief Executive Officer and each of the Company's other executive officers whose total salary and bonus exceeded $100,000 during the past three fiscal years (collectively, the "Named Executive Officers"):


                                                                                     LONG-TERM
                                                                                   COMPENSATION
                                                                                ----------------
                                                 ANNUAL COMPENSATION                  AWARDS
                             --------------------------------------------------  ----------------
                                                                     OTHER           SECURITIES
                                                                     ANNUAL          UNDERLYING       ALL OTHER
      NAME AND POSITION       YEAR   SALARY ($)   BONUS ($)       COMPENSATION       OPTIONS (#)    COMPENSATION ($)
      -----------------       -----  ----------   ---------       ------------     -----------      ----------------

Hermano Studart
   Lins de Albuquerque,...... 1997    $143,750      $150,000(1)          $-0-           100,000           $6,250(2)
   Chief Executive Officer    1996     113,979       200,000(1)           -0-           110,000            6,250
                              1995      98,463       111,500              -0-            49,788(3)             -
Carlos Andre Studart
   Lins de Albuquerque,...... 1997     143,750       150,000(1)           -0-           100,000            6,250(2)
   President and Chief        1996     113,979       200,000(1)           -0-           110,000            6,250
  Operating Officer           1995      98,463       111,500              -0-            49,788(3)             -

Alvaro J. Aguirre,........... 1997     143,750       150,000(1)           -0-           100,000            6,250(2)
   Chief Financial Officer(4) 1996      62,499       200,000(1)(5)        -0-           110,000            6,250

---------------------

(1) Includes non-cash bonus payments made to the Named Executive Officers in the form of Common Stock in the following amounts (i) for 1997, $25,000 to each Named Executive Officer and (ii) for 1996, $123,333 to Messrs. Hermano Lins and Carlos Andre Lins and $25,000 to Mr. Aguirre.

(2)  Represents Company paid life insurance premiums.

(3) These options were exercised by Messrs. Hermano Lins and Carlos Andre Lins in 1995.

(4)  Mr. Aguirre joined the Company in June 1996.

(5)  Includes a special one-time sign on bonus in the amount of $50,000.


EMPLOYMENT AGREEMENTS

     The Company and ITSA have entered into employment agreements with each of Messrs. Hermano Lins and Carlos Andre Lins, pursuant to which Mr. Hermano Lins has agreed to serve full time as Chief Executive Officer of the Company, Mr. Carlos Andre Lins has agreed to serve full time as President and Chief Operating Officer of the Company, and each has agreed to serve in comparable executive positions at ITSA. The annual base salary under such agreements for each of Messrs. Lins is $125,000. Such salaries are reviewed at least annually by the Board of Directors and may be increased but not decreased. In addition, each of Messrs. Lins are eligible to receive an annual bonus, payable by ITSA, in amounts determined by the Board of Directors taking into consideration, among other things, the financial and operating performance of the Company. Pursuant to each of Messrs. Lins's employment agreements, if the Company terminates the executive's employment either without "cause" (as defined therein) or because of the death of the executive, ITSA is required to pay the executive any unpaid base salary accrued through the date of termination, plus an amount equal to an additional 12 months' base salary. Although Brazilian law does not permit employment agreements of this type to be for a fixed term, each agreement does include a non-competition provision and a prohibition on the solicitation of clients and employees.

     The Company has also entered into an employment agreement with Mr. Aguirre, pursuant to which Mr. Aguirre has agreed to serve full time as Chief Financial Officer of the Company until December 31, 1998, unless terminated earlier in accordance with the terms of such agreement. The annual base salary under such agreement is $125,000. Such salary is reviewed at least annually by the Board of Directors of the Company and may be increased but not decreased. In addition, Mr. Aguirre is eligible to receive an annual bonus in amounts determined by the Board of Directors of the Company, taking into consideration among other things, the financial and operating performance of the Company. Upon executing his employment agreement, Mr. Aguirre received a one-time bonus of $50,000. Pursuant to Mr. Aguirre's employment agreement, if the Company terminates Mr. Aguirre's employment because of the death or disability of Mr. Aguirre, the Company is required to pay Mr. Aguirre or his estate any unpaid base salary accrued through the date of termination, plus an amount equal to an additional 12 months' base salary. If the Company terminates Mr. Aguirre without "cause" (as defined therein), the Company is required to pay Mr. Aguirre any unpaid base salary accrued through the date of termination, plus an amount equal to the unpaid base salary for the balance of the term and the pro rata portion of any agreed upon annual bonus. The agreement includes a non-competition provision and a prohibition on the solicitation of clients and employees.

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

     The exercise price for incentive stock options are determined by the Compensation Committee, but may not be less than the fair market value on the date of grant and the term of any such option may not exceed ten years from the date of grant. With respect to any participant in the 1996 Stock Option Plan who owns stock representing more than 10% of the voting power of the outstanding capital stock of the Company, the exercise price of any incentive stock option may not be less than 110% of the fair market value of such shares on the date of grant and the term of such option may not exceed five years from the date of grant.

     The exercise price of non-qualified stock options are determined by the Compensation Committee on the date of grant, but may not be less than the par value of the Common Stock on the date of grant, and the term of such option may not exceed ten years from the date of grant.

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

STOCK OPTION GRANTS

     The following table sets forth information regarding grants of options to purchase Common Stock during the fiscal year ended December 31, 1997 to each of the Named Executive Officers. No stock appreciation rights were granted during 1997.




                                                  OPTION GRANTS IN 1997



                                                     INDIVIDUAL GRANTS
                                     ----------------------------------------------------             AT ASSUMED ANNUAL
                                     NUMBER OF     PERCENT OF                                       RATES OF STOCK PRICE
                                    SECURITIES    TOTAL OPTIONS                                       APPRECIATION FOR
                                    UNDERLYING     GRANTED TO      EXERCISE                           OPTION TERM (3)
                                      OPTIONS     EMPLOYEES IN      PRICE          EXPIRATION     --------------------------
NAME                                GRANTED (#)     1997 (1)      ($/SHARE)(2)       DATE           (5%)         (10%)
----                                -----------    ----------     ------------   -------------    ---------    -------------

Hermano Studart Lins
   de Albuquerque.................      50,000(4)       10.3%         $6.00       10/31/07       $188,669      $478,123
                                        50,000(4)       10.3           5.625      12/26/07        176,877       448,240
Carlos Andre Studart Lins
   de Albuquerque.................      50,000(4)       10.3           6.00       10/31/07        188,669       478,123
                                        50,000(4)       10.3           5.625      12/26/07        176,877       448,240

Alvaro J. Aguirre.................      50,000(4)       10.3           6.00       10/31/07        188,669       478,123
                                        50,000(4)       10.3           5.625      12/26/07        176,877       448,240


-----------

(1) The Company granted options to purchase a total of 483,500 shares of Common Stock in 1997.

(2) Each of the Company's stock options were granted at or above the fair market value on the date of grant. The fair market value of the Common Stock on December 31, 1997 was $5.750 per share.

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

(4) These options vest and become fully exercisable as to 20% on the first anniversary of the date of grant and as to an additional 20% on each anniversary thereafter until all such options are fully vested and exercisable.

YEAR-END VALUE TABLE

         The following table sets forth information regarding the number and year end value of unexercised options held at December 31, 1997 by each of the Named Executive Officers. No stock appreciation rights were exercised by the Named Executive Officers during fiscal 1997.




                                             FISCAL 1997 OPTION VALUES

                                                NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                               UNDERLYING UNEXERCISED               "IN-THE-MONEY" (1)
                                                 OPTIONS AT FISCAL                  OPTIONS AT FISCAL
                                                    YEAR-END (#)                       YEAR-END ($)
NAME                                         EXERCISABLE/UNEXERCISABLE          EXERCISABLE/UNEXERCISABLE
----                                         -------------------------          -------------------------

Hermano Studart Lins
   de Albuquerque.........................         22,000/188,000                          $0/$6,250
Carlos Andre Studart Lins
   de Albuquerque.........................         22,000/188,000                           0/6,250
Alvaro J. Aguirre.........................         22,000/188,000                           0/6,250


------------

(1) Options are "in-the-money" if the fair market value of the underlying securities exceeds the exercise price of the options. The amounts set forth represent the difference between $5.750 per share, the fair market value of the Common Stock issuable upon exercise of options at December 31, 1997, and the exercise price of the option, multiplied by the applicable number of options.

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock, as of April 27, 1998, by (i) each person known to the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group. All information with respect to beneficial ownership has been furnished to the Company by the respective stockholders of the Company.


                                                                                  AMOUNT AND NATURE             PERCENTAGE
                                                                                   OF BENEFICIAL                   OF
                  NAME AND ADDRESS (1)                                              OWNERSHIP (2)                CLASS (2)
                  --------------------                                            ----------------              ----------

Warburg, Pincus Investors, L.P.
   466 Lexington Avenue
   New York, New York 10017(3)........................................                  4,530,708                 41.9%
Tevecap S.A.
   Rua do Rocio, 313
   Suite 101
   Sao Paulo, Brazil..................................................                  1,500,455                 13.9
Maria Nise Studart Lins de Albuquerque................................                  1,069,520                  9.9
Hermano Studart Lins de Albuquerque(4)................................                    291,134                  2.7
Carlos Andre Studart Lins de Albuquerque(4)...........................                    291,134                  2.7
Douglas M. Karp(5)....................................................                  4,530,708                 41.9
Jose Augusto Pinto Moreira(6).........................................                  1,500,455                 13.9
Raul Rosenthal(6).....................................................                  1,500,455                 13.9
David E. Libowitz(5)..................................................                  4,530,708                 41.9
Alvaro J. Aguirre(4)..................................................                     31,294                   *
All executive officers and directors
  as a group (7 persons)..............................................                  6,644,725                 61.0

----------------------------
*        Less than 1%.

(1) Unless otherwise indicated above, the address for each stockholder identified above is TV Filme, Inc. c/o ITSA-Intercontinental Telecomunicacoes Ltda, SCS Quadra 07-Bl.A, Ed. Executive Tower, Sala 601, 70.300-911 Brasilia-DF, Brazil.

(2) Beneficial ownership is determined in accordance with the rules of the Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of April 27, 1998 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name.

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

(4) Includes the following number of shares of Common Stock which the executive officers have the right to acquire through the exercise of options within 60 days of April 27, 1998: Mr. Hermano Lins, 22,000; Mr. Carlos Andre Lins, 22,000; and Mr. Aguirre, 22,000.

(5) All of the shares indicated as owned by Messrs. Karp and Libowitz are owned directly by Warburg, Pincus and are included because of their affiliation with Warburg, Pincus. Mr. Karp, the Chairman of the Board of the Company, and Mr. Libowitz, a Director of the Company, are Managing Directors and Members of E.M. Warburg and General Partners of WP. As such, Messrs. Karp and Libowitz may be deemed to have an indirect pecuniary interest, within the meaning of Rule 16a-1 under the Exchange Act, in an indeterminate portion of the shares of Common Stock beneficially owned by Warburg, Pincus and WP.

         Messrs. Karp and Libowitz disclaim "beneficial ownership" of these shares within the meaning of Rule 13d-3 under the Exchange Act.

(6) All of the shares indicated as owned by Mr. Moreira and Mr. Rosenthal are owned directly by Tevecap and are included because of Mr. Moreira's and Mr. Rosenthal's respective affiliations with Tevecap. Mr. Moreira and Mr. Rosenthal each disclaim "beneficial ownership" of these shares within the meaning of Rule 13d-3 under the Exchange Act.


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

         Immediately prior to the consummation of the Initial Public Offering, in connection with the Restructuring the Company issued warrants to purchase 567,952 shares of Common Sock to Warburg, Pincus and warrants to purchase 208,372 shares of Common Stock to Tevecap in exchange for all of their warrants to purchase shares of common stock of ITSA. The warrants were exercisable for cash, the cancellation of indebtedness or on a cashless exercise basis. In September 1997, Warburg, Pincus exercised its warrants for cash and Tevecap exercised its warrants on a cashless exercise basis. The Tevecap warrants were converted into shares of Common Stock based on the difference between the exercise price of $6.52 per share and the average closing price of the Common Stock on the Nasdaq National Market during the five trading days preceding the date of exercise ($8.25).

         From time to time during January 1994 to March 1996, Tevecap and certain of its affiliates made short-term loans to the Company for working capital purposes. During this period, the maximum amount outstanding pursuant to such loans was approximately $6.4 million. During April 1996, the Company resumed borrowing from Tevecap and its affiliates for working capital purposes, all of which borrowings were repaid with the proceeds of the Initial Public Offering with the exception of $200,000 due February 1997 and $200,000 due February 1998, each of which have been repaid in full.

         In July 1994, the Company, Tevecap and certain other parties thereto entered into an agreement pursuant to which Tevecap agreed to provide programming exclusively to the Company in certain areas. In June 1996, the Programming Agreement was amended and restated effective August 2, 1996. In the years ended December 31, 1997, 1996 and 1995, TVA Sistema's and its affiliates' revenues from the Company aggregated approximately $10.4 million, $6.7 million and $1.3 million, respectively, net of discounts in 1995 of $539,000 on programming fees compared to list prices. No discounts were received in 1996 or 1997 and no such discounts are expected in the future. Through September 1997, the Company purchased from Tevecap a program guide which it distributed to its subscribers monthly. Amounts paid to Tevecap in 1995, 1996 and 1997 were $113,000, $750,000 and $679,000, respectively.

         In late 1994, TV Filme Servicos purchased licenses to operate the Company's wireless cable systems in Goiania and Belem from an affiliate of TVA Sistema for a purchase price of $400,000 each. The Company believes such prices were below fair market value. Such purchase prices were payable in equal annual installments of $100,000 per license, due in February of each of the years 1995, 1996, 1997 and 1998. No amounts remain outstanding.

         In connection with the Initial Public Offering, the Company entered into the restructuring (the "Restructuring") pursuant to which all of the preferred stock of ITSA was converted into common stock of ITSA and each share of common stock of ITSA was exchanged for 1,844 shares of Common Stock of the Company. Pursuant to the Restructuring, (i) 51% of the voting stock of TV Filme Servicos was transferred to TVTEL Ltda., an entity all the stock of which is owned by certain stockholders of the Company who are Brazilian nationals, including certain directors and executive offices of the Company (namely Tevecap, Mrs. Maria Nise Lins, Messrs. Hermano Lins and Carlos Andre Lins and Ms. Maria Veronica Lins), with ITSA retaining 49% of the voting stock and 83% of the economic interests in TV Filme Servicos; (ii) the operating assets of the wireless cable systems of Brasilia were transferred from TV Filme Servicos to TV Filme Brasilia; and (iii) TV Filme Servicos entered into various agreements with ITSA and its subsidiaries pursuant to which, among other things, TV Filme
Servicos has authorized ITSA to operate the existing wireless cable systems under its current licenses and to operate future cable systems under future license grants. The Company has a representative on the executive management team of TV Filme Servicos and any sale or transfer of any current or future license held by TV Filme Servicos is prohibited. ITSA entered into various agreements with TV Filme Servicos which authorize ITSA's subsidiaries to operate the existing wireless cable systems under its current licenses and all other pay television systems under future licenses. As of November 1997, the licenses to operate the existing wireless cable systems were transferred from TV Filme Servicos to the respective operating companies, TV Filme Brasilia, TV Filme Goiania and TV Filme Belem.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brasilia, Brazil, on the 30th day of April, 1998.

                                        TV FILME, INC.


                                        By: HERMANO STUDART LINS DE ALBUQUERQUE*
                                            ------------------------------------
                                            Hermano Studart Lins de Albuquerque
                                            Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of April, 1998.




                              SIGNATURE                                                  TITLE(S)
                              ---------                                                  --------


          HERMANO STUDART LINS DE ALBUQUERQUE*
-----------------------------------------------------                           Chief Executive Officer,
          Hermano Studart Lins de Albuquerque                                   Secretary and Director
                                                                                (Principal Executive Officer)

       CARLOS ANDRE STUDART LINS DE ALBUQUERQUE*
------------------------------------------------------                          President, Chief Operating Officer
       Carlos Andre Studart Lins de Albuquerque                                 and Director


             /S/ ALVARO J. AGUIRRE
-------------------------------------------------------                         Chief Financial Officer (Principal
              Alvaro J. Aguirre                                                 Financial and Accounting Officer)
                                                                                and Director

               DOUGLAS M. KARP*
-------------------------------------------------------                         Chairman of the Board and
               Douglas M. Karp                                                  Director


--------------------------------------------------------                        Director
            Jose Augusto Pinto Moreira


                 RAUL ROSENTHAL*
--------------------------------------------------------                        Director
                 Raul Rosenthal


                  DAVID E. LIBOWITZ*
---------------------------------------------------------                       Director
                 David E. Libowitz


*By:             /S/ ALVARO J. AGUIRRE
    -----------------------------------------------------
                Alvaro J. Aguirre
                Attorney-in-fact
