Form 10-Q
period 1998-03-31
TV FILME INC
filed 1998-05-15
CIK 1013608

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

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

                c/o ITSA-Intercontinental Telecomunicacoes Ltda.
                               SCS, Quadra 07-Bl.A
                          Ed. Executive Tower, Sala 601
                             70.300-911 Brasilia-DF
                                     Brazil
          (Address, Including Zip Code, of Principal Executive Offices)

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

         Common Stock, par value $0.01              10,825,139 shares
         per share.                                 as of May 11, 1998

================================================================================

                                 TV FILME, INC.

                                      INDEX



PART I.   FINANCIAL INFORMATION                                                                        PAGE NO.
          ---------------------                                                                        --------

ITEM 1.   Financial Statements

          Consolidated Balance Sheets as of December 31, 1997
          and March 31, 1998 (Unaudited)........................................................           2

          Unaudited Consolidated Statements of Operations for the Three Months Ended
          March 31, 1997 and the Three Months Ended March 31, 1998..............................           3

          Unaudited Consolidated Statement of Changes in Stockholders' Equity
          at March 31, 1998.....................................................................           4

          Unaudited Consolidated Statements of Cash Flows for the Three Months Ended
          March 31, 1997 and March 31, 1998.....................................................           5

          Notes to Unaudited Consolidated Financial Statements..................................           6

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.............................................................           9

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk............................          13


PART II.  OTHER INFORMATION
          -----------------

ITEM 1.   Legal Proceedings.....................................................................          13

ITEM 2.   Changes in Securities and Use of Proceeds.............................................          13

ITEM 3.   Defaults Upon Senior Securities.......................................................          13

ITEM 4.   Submission of Matters to a Vote of Security Holders...................................          13

ITEM 5.   Other Information.....................................................................          13

ITEM 6.   Exhibits and Reports on Form 8-K......................................................          13

SIGNATURES



                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         TV FILME, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,             March 31,
                                                                                       1997                    1998
                                                                                --------------------   ---------------------
                                                                                                           (Unaudited)
                                                                                              (In thousands)
Assets
Current assets:
     Cash and cash equivalents.............................                          $ 80,975                $ 75,741
     Accounts receivable, net..............................                             7,832                   7,544
     Supplies..............................................                             5,303                   5,187
     Prepaid expenses and other current assets.............                             3,178                   3,606
     Interest receivable...................................                               679                     921
     Pledged securities-current............................                            16,645                  16,645
                                                                                --------------------   ---------------------
           Total current assets............................                           114,612                 109,644
Property, plant and equipment, net.........................                            63,405                  61,257
Debt issuance costs, net...................................                             6,298                   5,979
Other assets...............................................                             2,082                   2,279
                                                                                --------------------   ---------------------
           Total assets....................................                          $186,397                $179,159
                                                                                ====================   =====================

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable......................................                          $ 12,724                $ 11,675
     Payroll and other benefits payable....................                             2,103                   2,221
     Accrued interest payable..............................                               751                   5,257
     Accrued liabilities and taxes payable.................                             1,111                   1,142
     Payables to affiliates-current........................                               200                      --
                                                                                --------------------   ---------------------
          Total current liabilities........................                            16,889                  20,295
Deferred installation fees.................................                             7,178                   6,416
Senior notes...............................................                           140,000                 140,000
Stockholders' equity:
     Cumulative translation adjustment.....................                                --                    (477)
     Preferred stock, $.01 par value, 1,000,000 shares
          authorized, no shares issued.....................                                --                      --
     Common stock, $.01 par value, 50,000,000 shares
          authorized, 10,825,139 and 10,825,139 shares
          issued and outstanding..........................                                108                     108
     Additional paid-in capital............................                            45,657                  45,657
     Accumulated deficit...................................                           (23,435)                (32,840)
                                                                                --------------------   ---------------------
          Total stockholders' equity.......................                            22,330                  12,448
                                                                                --------------------   ---------------------
          Total liabilities and stockholders' equity.......                          $186,397                $179,159
                                                                                ====================   =====================


                             See accompanying notes.

                         TV FILME, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                                        Three Months Ended March 31,
                                                                  ------------------------------------------
                                                                       1997                      1998
                                                                  ----------------         -----------------

                                                                    (In thousands, except per share data)

Revenues...............................................                 $11,180                  $12,618
Operating costs and expenses:
    System operating - Note 2..........................                   3,698                    5,095
    Selling, general and administrative................                   5,475                    7,507
    Depreciation and amortization......................                   2,304                    5,301
                                                                  ---------------          -----------------
        Total operating costs and expenses.............                  11,477                   17,903
                                                                  ---------------          -----------------
        Operating loss.................................                    (297)                  (5,285)
Other income (expense):
    Interest and other expense - Note 2................                  (4,909)                  (4,722)
    Interest income....................................                   2,948                    1,691
    Monetary loss......................................                      --                   (1,089)
    Exchange and translation loss......................                    (738)                      --
                                                                  ---------------          -----------------
        Total other expense............................                  (2,699)                  (4,120)
                                                                  ---------------          -----------------
Net loss...............................................                 $(2,996)                 $(9,405)
                                                                  ===============          =================
Net loss per share, basic and diluted..................                 $ (0.27)                 $ (0.87)
                                                                  ===============          =================
Weighted average number of shares of
    common stock and common stock
    equivalents outstanding............................                  10,984                   10,825
                                                                  ===============          =================










                             See accompanying notes.

                         TV FILME, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (Unaudited)

                    For the three months ended March 31, 1998



                                                             Additional    Cumulative
                                       Common Stock            Paid-in     Translation   Accumulated
                                  Shares       Par Value       Capital     Adjustment      Deficit           Total
                                ---------------------------  ------------  ------------  -------------   -------------

                                                                   (In thousands)

Balance at December 31, 1997    10,825,139        $108         $45,657        $  --         $(23,435)       $22,330

Cumulative translation
     adjustment................         --          --              --         (477)              --           (477)
Net loss for the period........         --          --              --           --           (9,405)        (9,405)
                                ------------  -------------  ------------  ------------  -------------   -------------
Balance at March 31, 1998...... 10,825,139        $108         $45,657        $(477)        $(32,840)       $12,448
                                ============  =============  ============  ============  =============   =============
































                             See accompanying notes.

                         TV FILME, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                  Three Months Ended March 31,
                                                             ---------------------------------------
                                                                 1997                         1998
                                                             -------------                 ---------

                                                                         (In thousands)
Cash flows from operating activities
Net loss..............................................       $   (2,996)                $   (9,405)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
      Depreciation and amortization...................            2,304                      5,301
      Provision for losses on accounts receivable.....              599                      2,021
      Amortization of debt issuance costs.............              191                        204
      Decrease in deferred installation fees..........              (14)                      (955)
      Monetary loss...................................               --                      1,089
Changes in operating assets and liabilities:
      Increase in accounts receivable.................           (2,183)                    (1,733)
      Increase (decrease) in supplies.................             (702)                       116
      Increase in prepaid expenses and other current
        assets........................................             (417)                      (428)
      Increase in accrued interest receivable.........             (454)                      (242)
      Decrease (increase) in other assets.............               45                       (367)
      Decrease in accounts payable....................             (831)                    (1,049)
      Increase in payroll and other benefits payable..              235                        118
      Increase in accrued interest payable............            4,570                      4,506
      Increase in accrued liabilities and taxes
        payable.......................................              363                         31
                                                             ----------                 ----------
Net cash provided by (used in) operating activities...              710                       (793)
                                                             ----------                 -----------

Cash flows from investing activities
Property, plant and equipment.........................          (10,364)                    (4,241)
                                                             ----------                 -----------
Net cash used in investing activities.................          (10,364)                    (4,241)
                                                             ----------                 -----------

Cash flows from financing activities
Debt issuance costs...................................             (328)                         0
Decrease in payables to affiliates....................             (200)                      (200)
                                                             ----------                 ----------
Net cash provided by financing activities.............             (528)                      (200)
                                                             -----------                ----------
Net change in cash and cash equivalents...............          (10,182)                    (5,234)
Cash and cash equivalents at beginning of period.               116,355                     80,975
                                                             ----------                 ----------
Cash and cash equivalents at end of period............       $  106,173                 $   75,741
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

         In connection with the Initial Public Offering, the Company entered into a restructuring (the "Restructuring") pursuant to which all of the preferred stock of ITSA was converted into common stock of ITSA, based on the conversion rates at the date of issuance of the preferred stock. Each share of common stock of ITSA was exchanged for 1,844 shares of Common Stock of the Company. As all of the preferred stock of ITSA has been converted and there were no preferred dividends paid or due as a result of the conversion, all preferred and common stock issuances of the predecessor companies have been reflected as issuances of Common Stock of the Company. Prior to the consummation of the Initial Public Offering and the Restructuring, TVFSA operated the Company's wireless cable system in Brasilia, and held the licenses to operate the Company's wireless cable systems in Brasilia, Goiania and Belem. ITSA owned substantially all of TVFSA, TV Filme Goiania Servicos de Telecomunicacoes Ltda. ("TV Filme Goiania") and TV Filme Belem Servicos de Telecomunicacoes Ltda. ("TV Filme Belem"). Pursuant to the Restructuring, (i) 51% of the voting stock of TVFSA was transferred to an entity, all of which was owned by certain then existing shareholders of ITSA who were or are Brazilian nationals, with ITSA retaining 49% of the voting stock and 83% of the economic interests in TVFSA;
(ii) the operating assets of the wireless cable system of Brasilia were transferred from TVFSA to TV Filme Brasilia Servicos de Telecomunicacoes Ltda. ("TV Filme Brasilia"), which is substantially owned by ITSA; and (iii) TVFSA entered into various agreements with ITSA and its subsidiaries pursuant to which, among other things, TVFSA has authorized ITSA to operate the existing wireless cable systems under its current licenses. Subsequent to the Restructuring and the Initial Public Offering, the Company owns 100% of ITSA, which holds 49% of the voting stock and 83% of the economic interests of TVFSA and 100% of TV Filme Brasilia, TV Filme Goiania and TV Filme Belem. As of November 1997, the licenses to operate the existing wireless cable systems were transferred from TV Filme Servicos to the respective operating companies, TV Filme Brasilia, TV Filme Goiania and TV Filme Belem.

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

     B.  METHOD OF PRESENTATION

         The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States in U.S. dollars. Until December 31, 1997, amounts in Brazilian currency were remeasured into U.S. dollars in accordance with the methodology set forth in Statement of Financial Accounting Standards No. 52 ("SFAS 52") as it applies to entities operating in highly inflationary economies. Supplies, property, plant and equipment, intangibles and deferred installation fees and the related income statement accounts were remeasured at exchange rates in effect when the assets were acquired or the liabilities were incurred. All other assets and liabilities were remeasured at period end exchange rates; all other income and expense items were remeasured at average exchange rates prevailing during the period. Remeasurement adjustments were included in exchange and translation gains (losses).

         Effective January 1, 1998, the Company determined that Brazil ceased to be a highly inflationary economy under SFAS 52. Accordingly, as of January 1, 1998, the Company began using the real as the functional currency of its Brazilian subsidiaries. As a result, all assets and liabilities are translated into dollars at period end exchange rates and all income and expense items are translated into U.S. dollars at the average exchange rate prevailing during the period. In addition, the Company recorded a loss associated with holding a net foreign currency monetary liability position.

         In management's opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the first three months are not necessarily indicative of the results that may be expected for a full year.

     C.  NET LOSS PER SHARE

         The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), for year-end 1997. SFAS 128, which supersedes APB Opinion No. 15, "Earnings Per Share," was issued in February 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock. The basic or diluted EPS measured under SFAS 128 are not materially different than if measured under APB No. 15.

     D.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company had an allowance for doubtful accounts of $1,710,000 at December 31, 1997 and $2,695,000 at March 31, 1998. Charges to the allowance during the three months ended March 31, 1998 were $1,036,000.

2.   RELATED PARTY TRANSACTIONS

         Substantially all programming is supplied by a subsidiary of Tevecap S.A. ("Tevecap"), a stockholder of the Company, pursuant to a programming contract. Amounts paid to such affiliate during the three months ended March 31, 1997 and 1998 were approximately $2,600,000 and $2,748,000, respectively. Through September 1997, the Company purchased from Tevecap a program guide which it distributed to its subscribers monthly. Amounts paid to Tevecap for the program guide during the three months ended March 31, 1997 and 1998 were $53,000 and $0, respectively. As of October 1997, the Company no longer purchases its program guide from Tevecap but has begun to produce and distribute its own program guide.

         The Company purchased two licenses to operate wireless cable systems from Abril S.A. ("Abril") for $400,000 each, payable in four equal annual installments, which do not bear interest. The $200,000 which remained outstanding as of December 31, 1997 was repaid in February 1998.

3.   STOCK OPTION PLAN

         In connection with the Initial Public Offering, the Board of Directors of the Company adopted and the stockholders of the Company approved the 1996 Stock Option Plan (such plan, as subsequently amended in September 1997, is hereinafter referred to as the "Plan"). The Plan provides for the grant of stock options to officers, key employees, consultants and directors of the Company. The Plan is administered by the Compensation Committee of the Board and the total number of shares of Common Stock for which options may be granted pursuant to the Plan is 936,432, subject to certain adjustments reflecting changes in the Company's capitalization. The Plan allows the granting of incentive stock options, which may not have an exercise price below the greater of par value or the market value on the date of grant, and non-qualified stock options, which have no restrictions as to exercise price other than the exercise price cannot be below par value. All options must be exercised no later than 10 years from the date of grant. Options to purchase 407,000 shares of Common Stock were granted upon the consummation of the Initial Public Offering, 297,000 of which are exercisable at $10.00 per share and 110,000 of which are exercisable at $11.00 per share, and which generally vest 20% per year for five years beginning on the first anniversary of consummation of the Initial Public Offering. Options to purchase an additional 10,000 shares of Common Stock were granted in each of December 1996 and February 1997 at an exercise price of $11.75, options to purchase 15,000 shares of Common Stock were granted in July 1997 at an exercise price of $10.125, options to purchase 308,500 shares of Common Stock were granted in October 1997 at an exercise price of $6.00 per share and options to purchase 150,000 shares of Common Stock were granted in December 1997 at an exercise price of $5.625 per share.

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

         The Senior Notes are redeemable on or after December 15, 2000 at the option of the Company, in whole or in part from time to time, at specified redemption prices declining annually to 100% of the principal amount on or after December 15, 2003, plus accrued interest. The Senior Notes contain certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness and pay dividends or make certain other distributions. Upon a change of control, the Company is required to make an offer to purchase the Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any. In accordance with the covenants of the Senior Notes and the Company's current level of leverage, at March 31, 1998 it is unable to make any dividend payments.

         The Company believes that the recorded value of the Senior Notes approximates the fair value at March 31, 1998.

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



                                                                       Three Months Ended March 31
                                                      ---------------------------------------------------------------
                                                          1997        % of Revenue        1998        % of Revenue
                                                          ----        ------------        ----        ------------
                                                       (In thousands, except subscriber, per share and share data)

Revenue...........................................       $11,180          100%         $  12,618          100%
Operating costs and expenses
   System operating...............................         3,698           33%             5,095           40%
   Selling, general and administrative............         5,475           49%             7,507           59%
   Depreciation and amortization..................         2,304           21%             5,301           42%
                                                        --------     --------         ----------     --------
        Total operating costs and expenses........        11,477          103%            17,903          142%
                                                        --------     --------         ----------     --------
         Operating loss...........................          (297)         (3)%            (5,285)        (42)%
Other income (expense):
  Interest and other expense......................        (4,909)        (44)%            (4,722)        (37)%
  Interest and other income.......................         2,948           26%             1,691           13%
Monetary loss.....................................            --           --             (1,089)         (9)%
Exchange and translation loss.....................          (738)         (7)%                --          (0)%
                                                        --------     --------         ----------      -------
      Total other income (expense)................        (2,699)        (24)%            (4,120)        (33)%
                                                       ---------     --------         ----------      -------
Net loss..........................................     $  (2,996)        (27)%         $  (9,405)        (75)%
                                                       =========     ========          =========      =======
Net loss per share................................     $   (0.27)                      $   (0.87)
                                                       =========                       =========
Weighted average number of shares of
   Common stock and common stock
   Equivalents....................................        10,984                          10,825
                                                       =========                       =========
Other Data:
   EBITDA (a).....................................     $   2,007                       $      24
                                                       =========                       =========
   Number of subscribers at end of period ........        92,097                         112,443
                                                       =========                        ========


------------------
     (a) EBITDA is defined as operating loss plus depreciation, amortization and non-cash charges. While EBITDA should not be construed as a substitute for operating loss or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with United States GAAP, it is included herein to provide additional information regarding the ability of the Company to meet its capital expenditures, working capital requirements and debt service. EBITDA, however, is not necessarily a measure of the Company's ability to fund its cash needs.

         REVENUES. The Company's revenues primarily consist of monthly fees paid by subscribers for the programming package, as well as installation fees recognized for the period, net of sales taxes. For the three months ended March 31, 1998 compared to the same period in 1997, revenues increased by $1.4 million, or approximately 13%, primarily due to an increase of 26,200 in the average number of subscribers in the Company's three operating systems.

         SYSTEM OPERATING EXPENSES. System operating expenses consist of programming costs (including costs associated with developing and producing proprietary programming content), costs for the programming guide distributed to subscribers, a portion of costs of compensation and benefits for the Company's employees, vehicle rental costs, transmitter site rentals, repair and maintenance expenditures and service call costs. For the three months ended March 31, 1998 compared with the same period in 1997, system operating expenses increased by approximately $1.4 million, or 38%, primarily due to additional programming and production costs directly associated with the increase in the Company's installed subscriber base ($0.2 million), costs associated with the development of the Company's proprietary programming initiatives ($0.2 million), higher programming guide expenses ($0.3 million) reflecting the full cost of the programming guide compared to the first quarter of 1997, when the Company received a one-time credit from the publisher, higher salary expense ($0.4 million) associated with the addition of customer service and collection personnel and higher other expenses ($0.3 million).

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended March 31, 1998 compared to the same period in 1997, selling, general and administrative ("SG&A") expenses increased by approximately $2.0 million, or 37%, primarily due to an increase in the provision for doubtful accounts ($1.4 million) resulting from an increase in customer delinquency rates and due to an increase in compensation and benefits ($0.5 million) incurred as a result of salary increases and headcount increases to support the growth of the Company. The higher customer delinquency rates also resulted in a significant increase in service disconnections. See "- Recent Economic Events."

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses consist primarily of depreciation of decoder boxes, headend facilities and installation costs. Beginning with the first quarter of 1998, these costs are being capitalized and depreciated over a four year period. For the three months ended March 31, 1998 compared to the same period in 1997, depreciation and amortization expense increased by approximately $3.0 million, or 130%, primarily due to the Company's change in its depreciation schedule for decoder boxes and installation costs from a five to a four year period and due to growth in the number of installed subscribers in each of the Company's three operating systems.

         OPERATING LOSS. For the three month period ended March 31, 1998, the Company generated a loss of approximately $5.3 million, primarily due to expenses in connection with the development of the Company's business, as explained above. The Company may continue to generate operating losses as it expands its existing systems and develops additional systems.

         INTEREST EXPENSE. Interest expense decreased from the three month period ended March 31, 1997 to the three month period ended March 31, 1998, primarily as a result of decreases is short-term borrowings of the Company.

         INTEREST INCOME. Interest income decreased from the three month period ended March 31, 1997 to the three month period ended March 31, 1998, primarily as a result of reductions in available cash.

         MONETARY LOSS. Beginning on January 1, 1998, in accordance with SFAS 52, monetary losses resulted from the depreciation of the real against the U.S. dollar, which caused net losses associated with dollar-denominated monetary assets and liabilities held by the Company's Brazilian subsidiaries.

         EXCHANGE AND TRANSLATION LOSSES. Exchange and translation losses arose prior to January 1, 1998 due to the remeasurement of short-term assets and liabilities from reais to U.S. dollars in accordance with SFAS 52 for companies in highly inflationary economies. Unless Brazil returns to a highly inflationary status, the Company does not believe it will record future exchange and translation gains or losses.

         INCOME TAXES. The Company did not have taxable income during the three-month period ended March 31, 1998 and expects to generate losses for the foreseeable future. Brazilian marginal corporate tax rates are approximately 33.0%.

         NET LOSS. As explained above, net losses in the periods presented are primarily attributable to the significant expenses incurred in connection with the further development of the Company's business and net interest expenses associated with the Senior Notes.

LIQUIDITY AND CAPITAL RESOURCES

         The pay television business is a capital intensive business. From 1993 through the first part of 1996, the Company raised an aggregate of approximately $16.8 million through a series of private equity placements to Tevecap and Warburg, Pincus Investors, L.P. In August 1996, TV Filme completed the Initial Public Offering with net proceeds to the Company of $24.4 million and in December 1996 TV Filme completed the sale of the Senior Notes with net proceeds to the Company of approximately $134.0 million. In the past, working capital requirements have been primarily met by (i) venture capital, (ii) capital markets financings, (iii) vendor financing which generally requires payment within 360 days of shipment, some of which has been supported by irrevocable letters of credit guaranteed by Abril and certain of its affiliates and (iv) borrowings from Abril and certain of its affiliates. As of March 31, 1998, the Company had no outstanding borrowings from Abril and its affiliates and the Company does not expect to borrow from Abril or its affiliates in the future.

         As of March 31, 1998, approximately $7.7 million was outstanding under letters of credit with maturities ranging from 270 days to 360 days. As of March 31, 1998, the Company had import lines of credit in the aggregate amount of $23.6 million with three commercial banks, of which approximately $15.9 million was available on such date. The Company currently believes that import lines of credit, additional vendor financing and other credit facilities are available on acceptable terms. As a result of the Initial Public Offering and the Senior Notes offering, the Company had positive working capital at March 31, 1998 in the amount of $89.4 million. Net cash used in operating activities for the three months ended March 31, 1998 was approximately $0.8 million.

         The Company made capital expenditures of approximately $4.2 million in the three months ended March 31, 1998. Such capital expenditures were financed with the proceeds from the Senior Notes offering and from cash generated from the Company's operations. For the remaining nine months of 1998, the Company anticipates that its aggregate capital expenditures in its existing operating markets will be approximately $17.0 million. In addition to expanding its subscriber base in its existing systems, the Company is seeking to launch additional systems. In September 1997, the Brazilian Ministry of Communications announced the bidding process by which additional pay-TV licenses will be awarded throughout the country. This award process commenced in October 1997. Due to legal challenges made to the bidding process by several bidders, the bidding process had been postponed for all markets. However, on May 13, 1998, the Superior Justice Tribunal issued a favorable ruling allowing the bidding process with respect to a number of the markets to go forward. The status of the bidding process with respect to the remaining markets requires further judicial action. The Company cannot predict when such judicial action will occur. The Company intends to actively pursue licenses as they become available for bid; however, there can be no assurance as to the grant of any concessions and licenses and the timing of any such grants generally. The Company also from time to time may selectively pursue joint ventures or acquisitions in the pay television industry, although it is currently has no understanding, commitment or agreement with respect to any such joint ventures or acquisitions. The Company believes that its cash and internally generated funds will be sufficient to fund the cash requirements for its current operations for at least the next twelve months. As of March 31, 1998, of the Company's $93.3 million in cash and cash equivalents, $55.8 million (60%) was invested in U.S. dollar denominated securities. The Company expects that the percentage of its cash and cash equivalents invested in U.S. dollar denominated securities will significantly decrease during 1998. In the longer term, the Company's funding needs are subject to a variety of factors, including the number and size of new system launches or acquisitions, the implementation of alternative transmission technologies and the offering of additional telecommunications services. Accordingly, there can be no assurance that the Company will be able to meet its funding needs in the longer term.

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

         Generally, inflation in Brazil has been accompanied by devaluation of the Brazilian currency relative to the U.S. dollar. Devaluation of the real may also have an adverse effect on the Company. The Company collects substantially all of its revenues in reais, but pays certain of its expenses, including a significant portion of its equipment costs, substantially all interest expense and most of its programming costs, in U.S. dollars. To the extent the real depreciates at a rate greater than the rate at which the Company is able to raise prices, the value of the Company's revenues (as expressed in U.S. dollars) will be adversely affected. This effect on the Company's revenues may negatively impact the Company's ability to fund U.S. dollar-based expenditures. Accordingly, devaluation of the real may have a material adverse effect on the Company's results of operations and financial condition. Further, as of January 1, 1998, the Company's financial statements will reflect foreign exchange gains and losses associated with monetary assets and liabilities denominated in currencies other than the real. See footnote "b. Method of Presentation" contained in the Notes to Consolidated Financial Statements. As a result, the devaluation of the real against the U.S. dollar will cause the Company to record a loss associated with its U.S. dollar monetary liabilities and a gain associated with its U.S. dollar monetary assets. Given that the Company has a net U.S. dollar monetary liability position, the net effect of the devaluation of the real against the U.S. dollar is to generate losses in the Company's financial statements.

RECENT ECONOMIC LOSSES

         The economic and financial turmoil in Southeast Asia during 1997 has had an impact on many emerging markets, including Brazil. As a result of these events, the Brazilian government has taken significant measures to protect the real, as well as the gains achieved over the last several years by the Real Plan. Among other actions, on October 27, 1997, Brazil's Central Bank significantly raised short-term interest rates, and, on November 10, 1997, the Brazilian government announced a series of austerity measures, generally including budget cuts, restrictions on public indebtedness, tax increases, export incentives and restrictions on imports. These measures, which are having a negative impact on Brazil's economic growth, are designed to improve the country's fiscal and current account deficits and relieve pressure on the real. During the first quarter of 1998, short-term interest rates declined somewhat but remain substantially higher than the rates in effect prior to the Brazilian government's October and November initiatives. The Brazilian government continues to attempt to protect its currency through various mechanisms. These include maintaining high short-term interest rates and maintaining high levels of import duties on various products, including many products used by the Company. The short-term effect of these policies has been a tightening of consumer credit and increased rates of unemployment. Soon after the austerity measures were initiated, the Company began to experience a significant increase in customer delinquency rates which, among other things, resulted in the Company significantly increasing its provisions for doubtful accounts and increasing service disconnections. This trend has continued during the first quarter of 1998 and the Company anticipates that this trend will continue for the foreseeable future. While the Company believes these difficulties are short-term in nature, there can be no assurance that the measures taken by the government will be successful, or that the increase in delinquent payments and service disconnections will abate.

YEAR 2000 COMPLIANCE

     The Company has conducted an evaluation of its computer system and network for Year 2000 compliance. Based on such evaluation, the Company believes that a substantial portion of its software and hardware systems are Year 2000 compliant. The Company does not anticipate that it will be required to make any significant capital expenditures in order to make its remaining systems Year 2000 compliant.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         This requirement is not currently applicable to the Company.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS

         27.      Financial Data Schedule.

         (b)  REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   May 13, 1998



                                  TV FILME, INC.
                                  ----------------------------------------------
                                  (Registrant)


                                  /s/ Hermano Studart Lins de Albuquerque
                                  ----------------------------------------------
                                  Hermano Studart Lins de Albuquerque
                                  Chief Executive Officer (Principal
                                  Executive Officer)


                                  /s/ Alvaro J. Aguirre
                                  ----------------------------------------------
                                  Alvaro J. Aguirre
                                  Chief Financial Officer (Principal Financial
                                  and Accounting Officer)

                                  EXHIBIT INDEX



No.                    Description
---                    -----------

27                     Financial Data Schedule