Form 10-Q
period 1998-06-30
TV FILME INC
filed 1998-08-14
CIK 1013608

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 -------------
                                   FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1998

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes [ ] No

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

            CLASS                                          OUTSTANDING
            -----                                          -----------
      Common Stock, par value $0.01                   10,825,139 shares
      per share.                                      as of August 12, 1998.

==============================================================================

                                TV FILME, INC.

                                    INDEX


PART I.  FINANCIAL INFORMATION                                        PAGE NO.

ITEM 1. Financial Statements

        Consolidated Balance Sheets as of December 31, 1997
        and June 30, 1998 (Unaudited)........................................2

        Unaudited  Consolidated  Statements of Operations for the Three
        and Six  Months  Ended  June  30,  1997 and the  Three  and Six
        Months Ended June 30, 1998...........................................3

        Unaudited  Consolidated  Statement of Changes in  Stockholders'
        Equity at June 30, 1998..............................................4

        Unaudited  Consolidated  Statements  of Cash  Flows for the Six
        Months Ended June 30, 1997 and the Six Months Ended June 30, 1998....5

        Notes to Unaudited Consolidated Financial Statements.................6

ITEM 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations............................................9

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk..........15


PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings...................................................15

ITEM 2. Changes in Securities and Use of Proceeds...........................15

ITEM 3. Defaults Upon Senior Securities.....................................15

ITEM 4. Submission of Matters to a Vote of Security Holders.................15

ITEM 5. Other Information...................................................15

ITEM 6. Exhibits and Reports on Form 8-K....................................15

SIGNATURES

                        PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
         --------------------

                       TV FILME, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                 DECEMBER 31,      JUNE 30,
                                                     1997            1998
                                                 -----------      ----------
                                                                  (UNAUDITED)
                                                        (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents..................     $ 80,975         $ 72,676
  Accounts receivable, net...................        7,832            5,484
  Supplies...................................        5,303            5,126
  Prepaid expenses and other current assets..        3,178            3,765
  Interest receivable........................          679              459
  Pledged securities-current.................       16,645            8,323
                                                ----------      -----------
     Total current assets....................      114,612           95,833
Property, plant and equipment, net...........       63,405           58,236
Debt issuance costs, net.....................        6,298            6,050
Other assets.................................        2,082            2,338
                                                ----------      -----------
     Total assets............................     $186,397         $162,457
                                                ==========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...........................     $  12,724       $  10,614
  Payroll and other benefits payable.........         2,103           2,846
  Accrued interest payable...................           751             751
  Accrued liabilities and taxes payable......         1,111           1,196
  Payables to affiliates-current.............           200               0
                                                -----------     -----------
     Total current liabilities...............        16,889          15,407
Deferred installation fees...................         7,178           5,487
Senior Notes.................................       140,000         140,000
Stockholders' equity:
  Cumulative translation adjustment..........            --            (966)
  Preferred stock, $.01 par value, 1,000,000
    shares authorized, no shares issued......            --              --
  Common stock, $.01 par value, 50,000,000
    shares authorized, 10,825,139 and
    10,825,139 shares issued and outstanding.           108             108
  Additional paid-in capital.................        45,657          45,657
  Accumulated deficit........................       (23,435)        (43,236)
                                                ------------    -----------
     Total stockholders' equity..............        22,330           1,563
                                                -----------     -----------
     Total liabilities and stockholders'
       equity................................      $186,397        $162,457
                                                ===========     ===========

                            See accompanying notes.

                       TV FILME, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)


                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                         JUNE 30,               JUNE 30,
                                    ------------------    --------------------
                                      1997      1998         1997       1998
                                    -------   --------    ---------    -------

                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues .......................  $ 12,237    $ 11,460    $ 23,417    $ 24,078
Operating costs and expenses:
  System operating - Note 2 ....     4,453       4,942       8,150      10,037
  Selling, general and
  administrative ...............     6,265       8,471      11,741      15,978
  Depreciation and amortization      2,823       5,349       5,127      10,650
                                  --------    --------    --------    --------
    Total operating costs and
    expenses ...................    13,541      18,762      25,018      36,665
                                  --------    --------    --------    --------
    Operating loss .............    (1,304)     (7,302)     (1,601)    (12,587)
Other income (expense):
  Interest and other expense --
  Note 2 .......................    (4,782)     (4,727)     (9,691)     (9,449)
  Interest income ..............     2,288       3,053       5,236       4,744
  Monetary loss ................        --      (1,420)         --      (2,509)
  Exchange and translation
  losses........................      (361)          0      (1,099)          0
                                  ---------   --------    ---------   --------
    Total other expense ........    (2,855)     (3,094)     (5,554)     (7,214)
                                  ---------   ---------   ---------   ---------
Net loss .......................   $(4,159)   $(10,396)    $(7,155)   $(19,801)
                                  =========   =========   =========   =========

Net loss per share, basic and
  diluted ......................   $ (0.38)    $ (0.96)    $ (0.65)    $ (1.83)
                                  =========   =========   =========   =========

Weighted average number of
  shares of common stock and
  common stock equivalents
  outstanding...................    10,984      10,825      10,984      10,825
                                  ========    ========    ========    ========






                            See accompanying notes.

                                    TV FILME, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                              (UNAUDITED)

                                 FOR THE SIX MONTHS ENDED JUNE 30, 1998


                                                        ADDITIONAL  CUMULATIVE
                                         COMMON STOCK     PAID-IN   TRANSLATION  ACCUMULATED
                                      SHARES   PAR VALUE  CAPITAL    ADJUSTMENT    DEFICIT     TOTAL
                                     --------  ---------  -------   -----------  -----------  -------
                                                    (IN THOUSANDS, EXCEPT SHARES)
BALANCE AT DECEMBER 31, 1997.......  10,825,139   $108    $45,657     $  --       $(23,435)   $22,330
Cumulative translation
   adjustment .....................          --     --         --      (966)            --       (966)
Net loss for the period ...........          --     --         --        --        (19,801)   (19,801)
                                    -----------   ----    -------     ------      ---------   -------
BALANCE AT JUNE 30, 1998...........  10,825,139   $108    $45,657     $(966)      $(43,236)   $ 1,563
                                    ===========   ====    =======     ======      =========   =======

                            See accompanying notes.

                       TV FILME, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)

                                                       SIX MONTHS ENDED JUNE 30,
                                                       -------------------------
                                                           1997          1998
                                                       -----------    ----------
                                                             (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ............................................... $  (7,155)   $ (19,801)
Adjustments to reconcile net loss to net cash provided
  by operating activities:
   Depreciation and amortization .......................     5,127       10,836
   Provision for losses on accounts receivable .........     1,223        4,662
   Amortization of debt issuance costs .................       390          386
   Decrease in deferred installation fees ..............      (206)      (1,471)
   Monetary loss .......................................        --        2,509
Changes in operating assets and liabilities:
   Increase in accounts receivable .....................    (4,433)      (2,588)
   Increase in supplies ................................      (816)          (9)
   Increase in prepaid expenses and other current assets      (646)        (698)
   Increase (decrease) in accrued interest receivable ..      (245)         220
   Decrease (increase) in other assets .................         1         (810)
   Decrease in pledged securities ......................     8,112        8,322
   Decrease in accounts payable ........................      (914)      (1,933)
   Increase in payroll and other benefits payable ......       620          817
   Increase in accrued interest payable ................       374            0
   Increase in accrued liabilities and taxes payable ...       123          131
                                                         ---------    ---------
Net cash provided by (used in) operating activities ....     1,555          573
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment ..........................   (18,406)      (7,578)
                                                         ---------    ---------
Net cash used in investing activities ..................   (18,406)      (7,578)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs ....................................      (717)          --
Decrease in payables to affiliates .....................      (200)        (200)
                                                         ---------    ---------
Net cash provided by financing activities ..............      (917)        (200)
                                                         ---------    ---------
Effect of exchange rate changes on cash ................        --       (1,094)
                                                         ---------    ----------
Net change in cash and cash equivalents ................   (17,768)      (8,299)
Cash and cash equivalents at beginning of period .......   116,355       80,975
                                                         ---------    ---------
Cash and cash equivalents at end of period ............. $  98,587    $  72,676
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

      b.    Method of Presentation

            The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States in U.S. dollars. Until December 31, 1997, amounts in Brazilian currency were remeasured into U.S. dollars in accordance with the methodology set forth in Statement of Financial Accounting Standards No. 52 ("SFAS 52") as its applies to entities operating in highly inflationary economies. Supplies, property, plant and equipment, intangibles and deferred installation fees and the related income statement accounts were remeasured at exchange rates in effect when the assets were acquired or the liabilities were incurred. All other assets and liabilities were remeasured at period end exchange rates; and all other income and expense items were remeasured at average exchange rates prevailing during the period. Remeasurement adjustments were included in exchange and translation gains (losses).

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

      d.    Allowance for Doubtful Accounts

            The Company had an allowance for doubtful accounts of $1,710,000 at December 31, 1997 and $4,142,000 at June 30, 1998. Charges to the allowance during the three months ended June 30, 1998 were $1,194,000.

2.    RELATED PARTY TRANSACTIONS

            Substantially all programming is supplied by a subsidiary of Tevecap S.A. ("Tevecap"), a stockholder of the Company, pursuant to a programming contract. Amounts paid to such affiliate during the three and six months ended June 30, 1997 and 1998 were approximately $2,700,000 and $5,300,000 and
$2,748,000 and $5,455,000, respectively. Through September 1997, the Company purchased from Tevecap a program guide which it distributed to its subscribers monthly. In October 1997, the Company discontinued purchasing the program guide produced by Tevecap and began producing and distributing its own program guide. Amounts paid to Tevecap for the program guide during the three and six months ended June 30, 1997 and 1998 were $118,000 and $303,000 and $0 and $0, respectively.

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

      The Senior Notes are redeemable on or after December 15, 2000 at the option of the Company, in whole or in part from time to time, at specified redemption prices declining annually to 100% of the principal amount on or after December 15, 2003, plus accrued interest. The Senior Notes contain certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness and pay dividends or make certain other distributions. Upon a change of control, the Company is required to make an offer to purchase the Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any. In accordance with the covenants of the Senior Notes and the Company's current level of leverage, at June 30, 1998 it is unable to make any dividend payments.

      The Company believes that the recorded value of the Senior Notes approximates the fair value at June 30, 1998.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          -------------------------------------------------

      This Form 10-Q contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. The following discussion should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, included elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

Although the Company's financial statements are presented pursuant to United States generally accepted accounting principles in U.S. dollars, the Company's transactions are consummated in both reais and U.S. dollars. Inflation, devaluation and general economic conditions in Brazil have had, and may continue to have, substantial effects on the Company's results of operations and financial condition. See"--Inflation and Exchange Rates" and "--Recent Economic Events."




                                              Three Months Ended June 30,
                                     -------------------------------------------
                                                    % of                 % of
                                          1997     Revenue      1998    Revenue
                                     -----------  ---------   --------  -------

                                         (In thousands, except subscriber, per
                                                 share and share data)
Revenues...........................     $12,237     100%      $11,460     100%
Operating costs and expenses:
    System operating...............       4,453      36%        4,942      43%
    Selling, general and administrative   6,265      51%        8,471      74%
    Depreciation and amortization..       2,823      23%        5,349      47%
                                        -------     ----       ------    -----
      Total operating costs and
      expenses.....................      13,541     111%       18,762     164%
                                        -------     ----       ------    -----
         Operating loss............      (1,304)    (11%)      (7,302)    (64%)
Other income (expense):
    Interest and other expense.....      (4,782)    (39%)      (4,727)    (41%)
    Interest and other income......       2,288      19%        3,053      27%
    Monetary loss..................          --      --        (1,420)    (12%)
    Exchange and translation losses        (361)     (3%)          --      --
                                        --------    -----      ------   -----
Net loss...........................     $(4,159)    (34%)    $(10,396)    (91%)
                                        ========    =====   ==========  =======
Net loss per share, basic and diluted    $(0.38)              $ (0.96)
                                        ========            =========
Weighted average number of common
  stock and common stock equivalents     10,984                10,825
                                        =======             =========
Other Data:
    EBITDA(a)......................      $1,519              $ (1,953)
                                        =======              =========
    Number of subscribers at
     end of period.................     103,770               111,090
                                        =======              ========

                                              Six Months Ended June 30,
                                   ---------------------------------------------
                                                  % of                    % of
                                      1997       Revenue      1998      Revenue
                                   ----------  ----------  ----------  ---------

                                    (In thousands, except subscriber, per share
                                                 and share data)
Revenues............................  $23,417      100%      $24,078       100%
Operating costs and expenses:
    System operating................    8,150       35%       10,037        42%
    Selling, general and
    administrative..................   11,741       50%       15,978        66%
    Depreciation and amortization...    5,127       22%       10,650        44%
                                     ---------  ---------   ---------   --------
      Total operating costs and
        expenses....................   25,018      107%       36,665       152%
                                     ---------  ---------   ---------   --------
      Operating loss................   (1,601)      (7%)     (12,587)      (52%)
Other Income (expense):
    Interest and other expense......   (9,691)     (41%)      (9,449)      (39%)
    Interest and other income.......    5,236       22%        4,744        20%
    Monetary loss...................       --       --        (2,509)      (10%)
    Exchange and translation
    (losses)........................   (1,099)      (5%)         --         --
                                     ---------   ---------  ---------   --------
Net loss............................  $(7,155)     (31%)    $(19,801)     (82%)
                                     =========   =========  =========   ========
Net loss per share, basic and
    diluted.........................  $ (0.65)               $ (1.83)
                                     =========              =========
Weighted average number of common
  stock and common stock equivalents   10,984                 10,825
                                     =========              =========
Other Data:
    EBITDA(a).......................  $ 3,526                $(1,937)
                                     =========              =========
    Number of subscribers at
    end of period...................  103,770                111,090
                                     =========              =========

--------------------
(a) EBITDA is defined as operating loss plus depreciation, amortization and non-cash charges. While EBITDA should not be construed as a substitute for operating loss or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with United States GAAP, it is included herein to provide additional information regarding the ability of the Company to meet its capital expenditures, working capital requirements and debt service. EBITDA, however, is not necessarily a measure of the Company's ability to fund its cash needs.

     REVENUES. The Company's revenues primarily consist of monthly fees paid by subscribers for the programming package, as well as installation fees recognized for the period, net of sales taxes. For the three months ended June 30, 1998 compared to the same period in 1997, revenues decreased by approximately $0.8 million, or approximately 6.3%, primarily due to the loss of revenue associated with higher levels of delinquency, lower installation fees and the effects of a 7.4% average devaluation of the real against the U.S. dollar between the respective periods paritally offset by revenues associated with the Company's proprietary premium channel. See "-- Recent Economic Events." For the six months ended June 30, 1998 compared to the same period in 1997, revenues increased by approximately $0.7 million, or approximately 2.8%, primarily due to an increase of 19,694 in average installed subscribers for the period and additional revenue from the Company's proprietary premium channel, substantially offset by higher levels of delinquency, lower installation fees and the effects of a 7.4% average devaluation of the real against the dollar between the respective periods.

     SYSTEM OPERATING EXPENSES. System operating expenses consist of programming costs (including costs associated with developing and producing proprietary programming content), costs for the programming guide distributed to subscribers, a portion of costs of compensation and benefits for the Company's employees, transmitter site rentals, and other miscellaneous costs. For the three months ended June 30, 1998 compared with the same period in 1997, system operating expenses increased by approximately $0.5 million, or 11%, primarily due to operating expenses associated with the Company's proprietary premium channel (approximately $0.3 million) and higher compensation expenses (approximately $0.1 million) associated with additional customer service and collection personnel. For the six months ended June 30, 1998 compared to the same period in 1997, system operating expenses increased by approximately $1.9 million, or approximately 23%, primarily due to higher compensation expenses (approximately $0.6 million) associated with the addition of customer service, collection and other personnel, additional programming costs primarily associated with the Company's proprietary premium channel (approximately $0.2 million), costs associated with the development and on-going operation of the Company's proprietary premium channel (approximately $0.6 million), higher programming guide expenses (approximately $0.3 million) reflecting the full cost of the programming guide compared to the first six months of 1997 when the Company received a one-time credit from the publisher, and higher other expenses (approximately $0.2 million).

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended June 30, 1998 compared to the same period in 1997, selling, general and administrative ("SG&A") expenses increased by approximately $2.2 million, or approximately 35%, primarily due to a higher provision for doubtful accounts (approximately $2.0 million) resulting from an increase in customer delinquency rates, and due to an increase in compensation and benefits (approximately $0.7 million) incurred as a result of salary increases and costs associated with the termination of employement of a portion of the Company's work force pursuant to the Company's cost reduction efforts partially offset by a decrease in advertising and promotion expense (approximately $0.5 million). For the six months ended June 30, 1998 compared to the same period in 1997, SG&A expenses increased by approximately $4.2 million, or approximately 36%, primarily due to a higher provision for doubtful accounts (approximately $3.4 million) resulting from an increase in customer delinquency rates, an increase in compensation and benefits expenses (approximately $1.2 million) incurred as a result of salary increases and costs associated with the termination of employment of a portion of the Company's work force pursuant to the Company's cost reduction efforts and higher other expenses (approximately $0.1 million), partially offset by a decrease in advertising and promotion expense (approximately $0.5 million). In each of the periods, the higher customer delinquency rates also resulted in significant increases in service disconnections. See "--Recent Economic Events."

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses consist primarily of depreciation of decoder boxes, headend facilities and installation costs. Beginning with the first quarter of 1998, these costs are being capitalized and depreciated over a four-year period. For the three months ended June 30, 1998 compared to the same period in 1997, depreciation and amortization expense increased by approximately $2.5 million, or approximately 89%. For the six months ended June 30, 1998 compared to the same period in 1997, depreciation and amortization expense increased by approximately $5.5 million, or approximately 108%. In each case, the increase is primarily due to the Company's change in its depreciation schedule for decoder boxes and installation costs from a five-year to a four-year period and to new subscriber installations in each of the Company's three operating systems.

      OPERATING LOSS. For the three- and six-month periods ended June 30, 1998, the Company generated a loss of approximately $7.3 million and $12.6 million, respectively, primarily due to expenses in connection with the development of the Company's business, as explained above. The Company may continue to generate operating losses as it expands its existing systems and develops additional systems.

      INTEREST EXPENSE. Interest expense was essentially unchanged during the three month period ended June 30, 1998 compared to the three month period ended June 30, 1997. Interest expense decreased from the six-month period ended June 30, 1997 to the six-month period ended June 30, 1998, primarily as a result of decreases in short-term borrowings of the Company.

     INTEREST INCOME. Interest income increased from the three-month period ended June 30, 1997 to the three-month period ended June 30, 1998, primarily as a result of a higher proportion of the Company's cash denominated in reais which earn higher rates of interest. Interest income decreased from the six-month period ended June 30, 1997 to the six-month period ended June 30, 1998, primarily as a result of overall reductions in available cash partially offset by higher levels of reais denominated cash.

     MONETARY LOSS. Beginning on January 1, 1998, in accordance with SFAS 52, monetary losses resulted from the depreciation of the real against the U.S. dollar, given the Company's net dollar-denominated monetary liability position. See footnote 1b. "Method of Presentation" contained in the Notes to Consolidated Financial Statements and " - Inflation and Exchange Rates."

      EXCHANGE AND TRANSLATION LOSSES. Exchange and translation losses arose prior to January 1, 1998, due to the remeasurement of short-term assets and liabilities from reais to U.S. dollars in accordance with SFAS 52 for companies in highly inflationary economies. Unless Brazil returns to a highly inflationary status, the Company does not believe it will record future exchange and translation gains or losses.

      INCOME TAXES. The Company did not have taxable income during the six-month period ended June 30, 1998 and expects to generate losses for the foreseeable future. Brazilian marginal corporate tax rates are approximately 33.0%.

      NET LOSS. As explained above, net losses in the periods presented are primarily attributable to the significant expenses incurred in connection with the development of the Company's business and net interest expenses associated with the Senior Notes.

LIQUIDITY AND CAPITAL RESOURCES

      THE PAY TELEVISION BUSINESS IS A CAPITAL INTENSIVE BUSINESS. From 1993 through the first part of 1996, the Company raised an aggregate of approximately $16.8 million through a series of private equity placements to Tevecap and Warburg, Pincus Investors, L.P. In August 1996, TV Filme completed the Initial Public Offering with net proceeds to the Company of $24.4 million and in December 1996, TV Filme completed the sale of the Senior Notes with net proceeds to the Company of approximately $134.0 million. In the past, working capital requirements have been primarily met by (i) venture capital, (ii) capital markets financings, (iii) vendor financing which generally requires payment within 360 days of shipment, some of which has been supported by irrevocable letters of credit guaranteed by Abril and certain of its affiliates and (iv) borrowings from Abril and certain of its affiliates. As of June 30, 1998, the Company had no outstanding borrowings from Abril and its affiliates and the Company does not expect to borrow from Abril or its affiliates in the future.

     As of June 30, 1998, approximately $7.5 million was outstanding under letters of credit with maturities ranging from 270 days to 360 days. As of June 30, 1998, the Company had import lines of credit in the aggregate amount of $33.0 million with four commercial banks, of which approximately $25.5 million was available on such date. The Company currently believes that lines of credit, additional vendor financing and other credit facilities are available on acceptable terms. As a result of the Initial Public Offering and the Senior Notes offering, the Company had positive working capital at June 30, 1998 in the amount of $78.2 million. Net cash provided by operating activities for the three months ended June 30, 1998 was approximately $0.6 million.

     The Company made capital expenditures of approximately $7.6 million during the six months ended June 30, 1998. Such capital expenditures were financed with the proceeds from the Senior Notes offering and from cash generated from the Company's operations. For the remaining six months of 1998, the Company anticipates that the aggregate capital expenditures in its existing operating markets will be approximately $9.0 million. In addition to expanding its subscriber base in its existing systems, the Company is seeking to launch additional systems. In September 1997, the Brazilian Ministry of Communications announced the bidding process by which additional pay-TV licenses will be awarded throughout the country. This award process commenced in October 1997. Due to legal challenges made to the bidding process by several bidders, the bidding process had been postponed for all markets. However, on May 13, 1998, the Superior Justice Tribunal issued a favorable ruling allowing the bidding process with respect to a number of the markets to go forward. The status of the bidding process with respect to the remaining markets requires further judicial action. The Company cannot predict when such judicial action will occur. The Company intends to actively pursue licenses as they become available for bid; however, there can be no assurance as to the grant of any such concessions and licenses and the timing of any such grants generally. The Company also from time to time may selectively pursue joint ventures or acquisitions in the pay television industry, although it currently has no understanding, commitment or agreement with respect to any such joint venture or acquisitions. The Company believes that its cash and internally generated funds will be sufficient to fund the cash requirements for its current operations for at least the next twelve months. As of June 30, 1998, of the Company's approximately $81.5 million in cash and cash equivalents, approximately $36.7 million (45%) was invested in U.S. dollar denominated securities. The Company expects that the percentage of its cash and cash equivalents denominated in dollars will continue to decrease during the remainder of 1998. In the longer term, the Company's funding needs are subject to a variety of factors, including the number and size of new system launches or acquisitions, the implementation of alternative transmission technologies and the offering of additional telecommunications services. Accordingly, there can be no assurance that the Company will be able to meet its funding needs in the longer term.

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

     Generally, inflation in Brazil has been accompanied by devaluation of the Brazilian currency relative to the U.S. dollar. Devaluation of the real may also have an adverse effect on the Company. The Company collects substantially all of its revenues in reais, but pays certain of its expenses, including a significant portion of its equipment costs, substantially all interest expense and most of its programming costs, in U.S. dollars. To the extent the real depreciates at a rate greater than the rate at which the Company raises prices, the value of the Company's revenues (as expressed in U.S. dollars) will be adversely affected. This effect on the Company's revenues may negatively impact the Company's ability to fund U.S. dollar-based expenditures. Accordingly, devaluation of the real may have a material adverse effect on the Company's results of operations and financial condition. Further, as of January 1, 1998, the Company's financial statements reflect foreign exchange gains and losses associated with monetary assets and liabilities denominated in currencies other than the real. See footnote 1b. "Method of Presentation" contained in the Notes to Consolidated Financial Statements. As a result, the devaluation of the real against the U.S. dollar will cause the Company to record a loss associated with its U.S. dollar monetary liabilities and a gain associated with its U.S. dollar monetary assets. Given that the Company has a net U.S. dollar monetary liability position, the net effect of the devaluation of the real against the U.S. dollar is to generate losses in the Company's financial statements.

RECENT ECONOMIC EVENTS

     The economic and financial turmoil in Southeast Asia during 1997 has had an impact on many emerging markets, including Brazil. As a result of these events, the Brazilian government has taken significant measures to protect the real, as well as the gains achieved over the last several years by the Real Plan. Among other actions, on October 27, 1997, Brazil's Central Bank significantly raised short-term interest rates, and, on November 10, 1997, the Brazilian government announced a series of austerity measures, generally including budget cuts, restrictions on public indebtedness, tax increases, export incentives and restrictions on imports. These measures, which are having a negative impact on Brazil's economic growth, are designed to improve the country's fiscal and current account deficits and relieve pressure on the real. During the second quarter of 1998, short-term interest rates began declining significantly reaching levels that are near to those in effect prior to the Brazilian government's October and November initiatives. Nonetheless, the Brazilian government continues to attempt to protect its currency through various mechanisms. These include maintaining high short-term interest rates and maintaining high levels of import duties on various products, including many products used by the Company. The short-term effect of these policies has been a tightening of consumer credit and increased rates of unemployment. Soon after the austerity measures were initiated, the Company began to experience a significant increase in customer delinquency rates which, among other things, resulted in the Company significantly increasing its provisions for doubtful accounts and increasing service disconnections. This trend has continued during the first half of 1998 and the Company anticipates that this trend will continue for the foreseeable future. The Company has undertaken several steps to address the impact of the deterioration in its operating environment, such as performing credit checks on potential new subscribers, changing the way it compensates its sales force to emphasize high quality sales and implementing cost reduction measures, including a headcount reduction. While the Company believes its current difficulties are short-term in nature and the steps it has undertaken are adequate to address these issues, there can be no assurance that the steps taken by the Company or measures taken by the government will be successful, or that the increase in delinquent payments and service disconnections will abate.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
            -----------------------------------------------------------

      This requirement is not currently applicable to the Company.

                         PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.
         ------------------

         None.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
         ------------------------------------------

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.
         --------------------------------

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         -----------------------------------------------------

         None.

Item 5.  OTHER INFORMATION.
         ------------------

     In accordance with the advance notice provisions contained in the Company's By-laws, the Company must receive notice of a stockholder's intent to make a nomination for the election of directors or to propose certain other business for consideration at an annual meeting not less than 60 days nor more than 90 days prior to such meeting except in the event that less than 70 days' notice or public disclosure of the date of the meeting is given or made to the stockholders, in which event such notice must be received no later than the close of business on the tenth day following the day on which notice is given or disclosure is made, whichever first occurs. In order for a nomination or proposal to be presented at the 1998 Annual Meeting of Stockholders, such proposal must be received by the Company by September 10, 1998.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.
        ---------------------------------

        (a)  EXHIBITS
             --------

        27   Financial Data Schedule.

        (b)  REPORTS ON FORM 8-K
             -------------------

       No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

                                  SIGNATURES
                                  ----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 12, 1998


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



                                   /s/ Alvaro J. Aquirre
                                   ---------------------------------------------
                                   Alvaro J. Aquirre
                                   Chief Financial Officer  (Principal
                                   Financial and Accounting Officer)

                                EXHIBIT INDEX
                                -------------



No.                        DESCRIPTION
---                        -----------
27                         Financial Data Schedule