Form 10-Q
period 1998-09-30
TV FILME INC
filed 1998-11-17
CIK 1013608

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

                                            OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________

                                 TV FILME, INC.
             (Exact name of Registrant as Specified in its Charter)

                       Commission File Number : __________

           Delaware                                     98-0160214
(State or Other Jurisdiction of                     (I.R.S. Employer
 Incorporation or Organization)                   Identification Number)

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

              Class                                          Outstanding

     Common Stock, par value $0.01                      10,825,139 shares
     per share.                                         as of November 13, 1998.

 ===============================================================================

                                 TV FILME, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------

ITEM 1. Financial Statements

        Consolidated  Balance  Sheets  as of  December  31,  1997  and
        September 30, 1998 (Unaudited).........................................2

        Unaudited Consolidated  Statements of Operations for the Three
        and Nine  Months  Ended  September  30, 1997 and the Three and
        Nine Months Ended September 30, 1998...................................3

        Unaudited  Consolidated  Statement of Changes in Stockholders'
        Equity at September 30, 1998...........................................4

        Unaudited  Consolidated  Statements of Cash Flows for the Nine
        Months  Ended  September  30, 1997 and the Nine  Months  Ended
        September 30, 1998.....................................................5

        Notes to Unaudited Consolidated Financial Statements...................6

ITEM 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations..............................................9

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk............15


PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.....................................................16

ITEM 2. Changes in Securities and Use of Proceeds.............................16

ITEM 3. Defaults Upon Senior Securities.......................................16

ITEM 4. Submission of Matters to a Vote of Security Holders...................16

ITEM 5. Other Information.....................................................16

ITEM 6. Exhibits and Reports on Form 8-K......................................16

SIGNATURES

                    PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                    TV FILME, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                                                          DECEMBER 31,         SEPTEMBER 30,
                                                                              1997                 1998
                                                                      --------------------     -----------
                                                                                               (Unaudited)
                                                                                     (In thousands)
ASSETS
Current assets:
   Cash and cash equivalents......................................           $ 80,975               $ 67,554
   Accounts receivable, net.......................................              7,832                  4,708
   Supplies.......................................................              5,303                  5,226
   Prepaid expenses and other current assets......................              3,178                  4,003
   Interest receivable............................................                679                    584
   Pledged securities-current.....................................             16,645                  8,323
                                                                      ---------------        ---------------
       Total current assets.......................................            114,612                 90,398
Property, plant and equipment, net................................             63,405                 53,387
Debt issuance costs, net..........................................              6,298                  4,943
Other assets......................................................              2,082                  2,849
                                                                      ---------------        ---------------
       Total assets...............................................           $186,397               $151,577
                                                                      ===============        ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................           $  12,724               $  7,066
  Payroll and other benefits payable..............................               2,103                  3,363
  Accrued interest payable........................................                 751                  5,257
  Accrued liabilities and taxes payable...........................               1,111                    992
  Payables to affiliates-current..................................                 200                     --
                                                                       ---------------        ---------------
       Total current liabilities..................................              16,889                 16,678
Deferred installation fees........................................               7,178                  4,494
Senior Notes......................................................             140,000                140,000
Stockholders' equity:
Accumulated other comprehensive loss
   Cumulative translation adjustment.............................                  --                 (2,678)
   Preferred stock, $.01 par value, 1,000,000
     shares authorized, no shares issued.........................                  --                     --
   Common stock, $.01 par value, 50,000,000
     shares authorized, 10,825,139 and 10,825,139
     shares issued and outstanding................................                 108                    108
   Additional paid-in capital.....................................              45,657                 45,657
   Accumulated deficit............................................             (23,435)               (52,682)
                                                                       ----------------       ----------------
       Total stockholders' equity.................................              22,330                 (9,595)
                                                                       ---------------        ----------------
       Total liabilities and stockholders' equity.................            $186,397               $151,577
                                                                       ===============        ===============









                                                       See accompanying notes.

                    TV FILME, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                              (Unaudited)



                                               THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                                    1997               1998               1997               1998
                                                  --------           --------           --------           --------
                                                                    (In thousands, except per share data)

Revenues ...............................          $ 13,691           $ 11,049           $ 37,108           $ 35,127
Operating costs and expenses:
   System operating - Note 2 ...........             4,771              5,178             12,921             15,214
   Selling, general and administrative .             6,947              6,279             18,688             22,257
   Depreciation and amortization .......             3,290              5,845              8,417             16,496
                                                  --------           --------           --------           --------
      Total operating costs and expenses            15,008             17,302             40,026             53,967
                                                  --------           --------           --------           --------
      Operating loss ...................            (1,317)            (6,253)            (2,918)           (18,840)
Other income (expense):
   Interest and other expense - Note 2 .            (4,756)            (4,793)           (14,446)           (14,242)
   Interest and other income ...........             1,996              2,680              7,231              7,424
   Monetary loss .......................                --             (1,080)                --             (3,589)
   Exchange and translation losses .....              (430)                --             (1,529)                --
                                                  --------           --------           --------           --------
      Total other expense ..............            (3,190)            (3,193)            (8,744)           (10,407)
                                                  --------           --------           --------           --------
Net loss ...............................          $ (4,507)          $ (9,446)          $(11,662)          $(29,247)
                                                  ========           ========           ========           ========

Net loss per share, basic and diluted ..          $  (0.41)          $  (0.87)          $  (1.06)          $  (2.70)
                                                  ========           ========           ========           ========

Weighted average number of shares of
  common stock and common
  stock equivalents outstanding ........            10,978             10,825             10,982             10,825
                                                  ========           ========           ========           ========









                                                       See accompanying notes.

                    TV FILME, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                              (Unaudited)

             For the nine months ended September 30, 1998


                                                                                  Accumulated
                                                                    Additional       Other
                                          Common Stock               Paid-In     Comprehensive     Accumulated
                                     Shares         Par Value        Capital          Loss            Deficit           Total
                                   ----------      ----------      ----------      ----------       ----------       ----------
                                                                   (In thousands, except shares)
BALANCE AT DECEMBER 31, 1997       10,825,139      $      108      $   45,657      $       --       $  (23,435)      $   22,330
Cumulative translation
   adjustment ...............              --              --              --          (2,678)              --           (2,678)
Net loss for the period .....              --              --              --              --          (29,247)         (29,247)
                                   ----------      ----------      ----------      ----------       ----------       ----------
BALANCE AT SEPTEMBER 30, 1998      10,825,139      $      108      $   45,657      $   (2,678)      $  (52,682)      $   (9,595)
                                   ==========      ==========      ==========      ==========       ==========       ==========











                                                       See accompanying notes.

                    TV FILME, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Unaudited)

                                                                     Nine Months Ended September 30,
                                                                     -------------------------------
                                                                         1997             1998
                                                                       ---------       ---------
                                                                             (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ........................................................      $ (11,662)      $ (29,247)
Adjustments to reconcile net loss to net cash provided
     by operating activities:
     Depreciation and amortization ..............................          8,417          16,804
     Provision for losses on accounts receivable ................          2,414           5,845
     Amortization of debt issuance costs ........................            590           1,355
     Decrease in deferred installation fees .....................           (532)         (2,317)
     Monetary loss ..............................................             --           3,589
     Changes in operating assets and liabilities:
     Increase in accounts receivable ............................         (6,944)         (3,178)
     Increase in supplies .......................................         (2,353)           (233)
     Increase in prepaid expenses and other current assets ......         (2,016)         (1,010)
     Increase (decrease) in accrued interest receivable .........           (597)             95
     Increase in other assets ...................................           (485)         (1,313)
     Decrease in pledged securities .............................          8,112           8,322
     Increase (decrease) in accounts payable ....................          4,095          (5,363)
     Increase in payroll and other benefits payable .............          1,046           1,383
     Increase in accrued interest payable .......................          4,754           4,506
     Increase (decrease) in accrued liabilities and taxes payable            500             (42)
                                                                       ---------       ---------
Net cash provided by (used in) operating activities .............          5,339            (804)
                                                                       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment ...................................        (30,180)        (10,122)
                                                                       ---------       ---------
Net cash used in investing activities ...........................        (30,180)        (10,122)
                                                                       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in short-term debt .....................................         (2,122)             --
Debt issuance costs .............................................           (819)             --
Issuance of common stock and warrants ...........................          3,763              --
Decrease in payables to affiliates ..............................           (200)           (200)
                                                                       ---------       ---------
Net cash provided by (used in) financing activities .............            622            (200)
                                                                       ---------       ---------
Effect of exchange rate changes on cash .........................             --          (2,295)
                                                                       ---------       ---------
Net change in cash and cash equivalents .........................        (24,219)        (13,421)
Cash and cash equivalents at beginning of period ................        116,355          80,975
                                                                       ---------       ---------
Cash and cash equivalents at end of period ......................      $  92,136       $  67,554
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

     d.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company had an allowance for doubtful accounts of $1,710,000 at December 31, 1997 and $2,331,000 at September 30, 1998. Charges to the allowance during the three months ended September 30, 1998 were $2,992,000.

     e.  COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income.

2.   RELATED PARTY TRANSACTIONS

         Substantially all programming is supplied by a subsidiary of Tevecap S.A. ("Tevecap"), a stockholder of the Company, pursuant to a programming contract. Amounts paid to such affiliate during the three and nine months ended September 30, 1997 and 1998 were approximately $2,600,000 and $ 7,900,000 and $2,700,000 and $8,100,000, respectively. Through September 1997, the Company purchased from Tevecap a program guide which it distributed to its subscribers monthly. In October 1997, the Company discontinued purchasing the program guide produced by Tevecap and began producing and distributing its own program guide. Amounts paid to Tevecap for the program guide during the three and nine months ended September 30, 1997 and 1998 were $323,000 and $679,000 and $ 0 and $ 0, res.pectively.

         The Company purchased two licenses to operate wireless cable systems from Abril S.A. ("Abril") for $400,000 each, payable in four equal annual installments, which do not bear interest. The $200,000 which remained outstanding as of December 31, 1997 was repaid in February 1998.

3.   STOCK OPTION PLAN

         In connection with the Initial Public Offering, the Board of Directors of the Company (the "Board") adopted and the stockholders of the Company approved the 1996 Stock Option Plan (such plan, as subsequently amended in September 1997, is hereinafter referred to as the "Plan"). The Plan provides for the grant of stock options to officers, key employees, consultants and directors of the Company. The Plan is administered by the Compensation Committee of the Board and, as of October 1, 1998, the total number of shares of Common Stock for which options may be granted pursuant to the Plan is 1,736,432, subject to certain adjustments reflecting changes in the Company's capitalization. The Plan allows the granting of incentive stock options, which may not have an exercise price below the greater of par value or the market value on the date of grant, and non-qualified stock options, which have no restrictions as to exercise price other than the exercise price cannot be below par value. All options must be exercised no later than 10 years from the date of grant. Options to purchase 407,000 shares of Common Stock were granted upon the consummation of the Initial Public Offering, 297,000 of which are exercisable at $10.00 per share and 110,000 of which are exercisable at $11.00 per share, and which generally vest 20% per year for five years beginning on the first anniversary of consummation of the Initial Public Offering.

         Additional options to purchase Common Stock were granted as follows:

                            Number of         Exercise
              Date           Options           Price
              ----           -------           -----

           Dec. 1996          10,000           $11.750
           Feb. 1997          10,000           $11.750
           July 1997          15,000           $10.125
           Oct. 1997         308,500            $6.000
           Dec. 1997         150,000            $5.625
           July 1998          10,000            $3.875


4.   LONG-TERM DEBT

         On December 20, 1996, the Company issued $140.0 million principal amount of 12-7/8% Senior Notes due December 15, 2004 (the "Senior Notes"). The proceeds of the Senior Notes were loaned to ITSA and evidenced by an intercompany note. Interest is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 1997. Of the $140 million loaned to ITSA, approximately $33.5 million was used to purchase U.S. government securities, scheduled interest and principal payments on which is in an amount sufficient to provide for payment in full when due of the first four scheduled interest payments on the Senior Notes. Debt issuance costs are capitalized and amortized over the period of the debt under the effective yield method.

         The Senior Notes are redeemable on or after December 15, 2000 at the option of the Company, in whole or in part from time to time, at specified redemption prices declining annually to 100% of the principal amount on or after December 15, 2003, plus accrued interest. The Senior Notes contain certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness and pay dividends or make certain other distributions. Upon a change of control, the Company is required to make an offer to purchase the Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any. In accordance with the covenants of the Senior Notes and the Company's current level of leverage, at September 30, 1998 it is unable to make any dividend payments.

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

RESULTS OF OPERATIONS

         Although the Company's financial statements are presented pursuant to United States generally accepted accounting principles in U.S. dollars, the Company's transactions are consummated in both REAIS and U.S. dollars. Inflation, devaluation and general economic conditions in Brazil have had, and may continue to have, substantial effects on the Company's results of operations and financial condition. See "-Inflation and Exchange Rates" and "-Recent Economic Events."

                                                              Three Months Ended September 30,
                                                ----------------------------------------------------------
                                                                  % of                             % of
                                                   1997          Revenue           1998           Revenue
                                                ---------       ---------        ---------       ---------
                                                (In thousands, except subscriber, per share and share data)

Revenues .................................      $  13,691             100%       $  11,049             100%
Operating costs and expenses:
      System operating ...................          4,771              35%           5,178              47%
      Selling, general and administrative           6,947              51%           6,279              57%
      Depreciation and amortization ......          3,290              24%           5,845              53%
                                                ---------       ---------        ---------       ---------
        Total operating costs and expenses         15,008             110%          17,302             157%
                                                ---------       ---------        ---------       ---------
           Operating loss ................         (1,317)            (10%)         (6,253)            (57%)
Other income (expense):
      Interest and other expense .........         (4,756)            (35%)         (4,793)            (43%)
      Interest and other income ..........          1,996              15%           2,680              24%
      Monetary loss ......................             --              --           (1,080)            (10%)
      Exchange and translation losses ....           (430)             (3%)             --              --
                                                ---------       ---------        ---------       ---------
Net loss .................................      $  (4,507)            (33%)      $  (9,446)            (86%)
                                                =========       =========        =========       =========
Net loss per share, basic and diluted ....      $   (0.41)                       $   (0.87)
                                                =========                        =========
Weighted average number of common
  stock and common stock equivalents .....         10,978                           10,825
                                                =========                        =========
Other Data:
      EBITDA(a) ..........................      $   1,973                        $    (408)
                                                =========                        =========
      Number of subscribers at
        end of period(b) .................        114,913                           93,273
                                                =========                        =========

                                                               Nine Months Ended September 30,
                                                 ----------------------------------------------------------
                                                                   % of                             % of
                                                    1997          Revenue           1998           Revenue
                                                 ---------       ---------        ---------       ---------
                                                 (In thousands, except subscriber, per share and share data)

Revenues ..................................      $  37,108             100%       $  35,127             100%
Operating costs and expenses:
      System operating ....................         12,921              35%          15,214              43%
      Selling, general and administrative .         18,688              50%          22,257              63%
      Depreciation and amortization .......          8,417              23%          16,496              47%
                                                 ---------       ---------        ---------       ---------
         Total operating costs and expenses         40,026             108%          53,967             154%
                                                 ---------       ---------        ---------       ---------
         Operating loss ...................         (2,918)             (8%)        (18,840)            (54%)
Other Income (expense):
      Interest and other expense ..........        (14,446)            (39%)        (14,242)            (41%)
      Interest and other income ...........          7,231              19%           7,424              21%
      Monetary loss .......................             --              --           (3,589)            (10%)
      Exchange and translation losses .....         (1,529)             (4%)             --              --
                                                 ---------       ---------        ---------       ---------
Net loss ..................................      $ (11,662)            (31%)      $ (29,247)            (83%)
                                                 =========       =========        =========       =========
Net loss per share, basic and diluted .....      $   (1.06)                       $   (2.70)
                                                 =========                        =========
Weighted average number of common
    stock and common stock equivalents ....         10,982                           10,825
                                                 =========                        =========
Other Data:
      EBITDA(a) ...........................      $   5,499                        $  (2,344)
                                                 =========                        =========
      Number of subscribers at
      end of period(b) ....................        114,913                           93,273
                                                 =========                        =========

--------------------
(a) EBITDA is defined as operating loss plus depreciation, amortization and non-cash charges. While EBITDA should not be construed as a substitute for operating loss or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with United States generally accepted accounting principles, it is included herein to provide additional information regarding the ability of the Company to meet its capital expenditures, working capital requirements and debt service. EBITDA, however, is not necessarily a measure of the Company's ability to fund its cash needs.

(b) In the third quarter of 1998, the Company became more aggressive in cancelling delinquent subscriber accounts. The Company expects to generate additional write-offs in the fourth quarter of 1998, but the quantity of such write-offs is as yet undetermined.

         REVENUES. The Company's revenues primarily consist of monthly fees paid by subscribers for the programming package, as well as installation fees recognized for the period, net of sales taxes. For the three months ended September 30, 1998 compared to the same period in 1997, revenues decreased by approximately $2.6 million, or approximately 19%, primarily due to the loss of revenue associated with higher levels of delinquency, lower installation fees and the effects of an 8% average devaluation of the REAL against the U.S. dollar between the respective periods, partially offset by revenues associated with the Company's proprietary premium channel. See "-Recent Economic Events". For the nine months ended September 30, 1998 compared to the same period in 1997, revenues decreased by approximately $2.0 million, or approximately 5.3%, primarily due to loss of revenue associated with higher levels of delinquency, lower installation fees and the effects of an 8% average devaluation of the REAL against the U.S. dollar between the respective periods, offset in part by revenues from the Company's proprietary premium channel.

         SYSTEM OPERATING EXPENSES. System operating expenses consist of programming costs (including costs associated with developing and producing proprietary programming content), costs for the programming guide distributed to subscribers, a portion of costs of compensation and benefits for the Company's employees, transmitter site rentals and other miscellaneous costs. For the three months ended September 30, 1998 compared with the same period in 1997, system operating expenses increased by approximately $0.4 million, or 8.5%, primarily due to additional programming costs associated with the Company's proprietary premium channel (approximately $0.2 million) and higher other expenses (approximately $0.2 million). For the nine months ended September 30, 1998 compared to the same period in 1997, system operating expenses increased by approximately $2.3 million, or approximately 17.7%, primarily due to higher compensation expenses (approximately $0.7 million) associated with the addition of customer service, collection and other personnel, additional programming costs primarily associated with the Company's proprietary premium channel (approximately $0.2 million), costs associated with the development and on-going operation of the Company's proprietary premium channel (approximately $0.8 million), higher programming guide expenses (approximately $0.2 million) reflecting the full cost of the programming guide compared to the first nine months of 1997 when the Company received a one-time credit from the publisher, and higher other expenses (approximately $0.4 million).

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended September 30, 1998 compared to the same period in 1997, selling, general and administrative ("SG&A") expenses decreased by approximately $0.7 million, or approximately 9.6%, primarily due to a decrease in advertising and promotional expense (approximately $0.4 million) and other expenses (approximately $0.3 million). For the nine months ended September 30, 1998 compared to the same period in 1997, SG&A expenses increased by approximately $3.6 million, or approximately 19%, primarily due to (i) a higher provision for doubtful accounts (approximately $3.3 million) resulting from an increase in customer delinquency rates, and (ii) an increase in compensation and benefits expenses (approximately $1.3 million) incurred as a result of salary increases and costs associated with the termination of employment of a portion of the Company's work force pursuant to the Company's cost reduction efforts. This increase was partially offset by a decrease in advertising and promotion expense (approximately $1.0 million). In each of the periods, the higher customer delinquency rates also resulted in significant increases in service disconnections. See "--Recent Economic Events."

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses consist primarily of depreciation of decoder boxes, headend facilities and installation costs. Beginning with the first quarter of 1998, these costs are being capitalized and depreciated over a four-year period. For the three months ended September 30, 1998 compared to the same period in 1997, depreciation and amortization expense increased by approximately $2.6 million, or approximately 78%. For the nine months ended September 30, 1998 compared to the same period in 1997, depreciation and amortization expense increased by approximately $8.1 million, or approximately 96%. In each case, the increase is primarily due to the Company's change in its depreciation schedule for decoder boxes and installation costs from a five-year to a four-year period.

         OPERATING LOSS. For the three- and nine-month periods ended September 30, 1998, the Company generated a loss of approximately $6.3 million and $18.8 million, respectively, primarily due to expenses in connection with the Company's business and the decrease in revenue, as explained above. The Company may continue to generate operating losses as it expands its existing systems and develops additional systems.

         INTEREST EXPENSE. Interest expense was essentially unchanged during the three-month period ended September 30, 1998 compared to the three-month period ended September 30, 1997. Interest expense decreased slightly for the nine-month period ended September 30, 1998 compared to the nine-month period ended September 30, 1997, primarily as a result of decreases in short-term borrowings of the Company.

         INTEREST INCOME. Interest income increased for both the three- and nine-month periods ended September 30, 1998 compared to the three- and nine-month periods ended September 30, 1997, respectively, primarily as a result of a higher proportion of the Company's cash denominated in REAIS which earn higher rates of interest.

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

         INCOME TAXES. The Company did not have taxable income during the nine-month period ended September 30, 1998 and expects to generate losses for the foreseeable future. Brazilian marginal corporate tax rates are approximately 33.0%.

         NET LOSS. As explained above, net losses in the periods presented are primarily attributable to the significant expenses incurred in connection with the development of the Company's business and net interest expenses associated with the Senior Notes.

LIQUIDITY AND CAPITAL RESOURCES

         The pay television business is a capital intensive business. From 1993 through the first part of 1996, the Company raised an aggregate of approximately $16.8 million through a series of private equity placements to Tevecap and Warburg, Pincus Investors, L.P. In August 1996, TV Filme completed the Initial Public Offering with net proceeds to the Company of $24.4 million and in December 1996, TV Filme completed the sale of the Senior Notes with net proceeds to the Company of approximately $134.0 million. In the past, working capital requirements have been primarily met by (i) venture capital, (ii) capital markets financings, (iii) vendor financing which generally requires payment within 360 days of shipment, some of which has been supported by irrevocable letters of credit guaranteed by Abril and certain of its affiliates and (iv) borrowings from Abril and certain of its affiliates. As of September 30, 1998, the Company had no outstanding borrowings from Abril and its affiliates and the Company does not expect to borrow from Abril or its affiliates in the future.

         As of September 30, 1998, approximately $3.2 million was outstanding under letters of credit with maturities ranging from 270 days to 360 days. As of September 30, 1998, the Company had import lines of credit in the aggregate amount of $30.5 million with four commercial banks, of which approximately $27.3 million was available on such date. The Company currently believes that lines of credit as described above and additional vendor financing are available on acceptable terms. As a result of the Initial Public Offering and the Senior Notes offering, the Company had positive working capital at September 30, 1998 in the amount of $72.3 million. Net cash used in operating activities for the three months ended September 30, 1998 was approximately $0.8 million.

         The Company made capital expenditures of approximately $10.1 million during the nine months ended September 30, 1998. Such capital expenditures were financed with the proceeds from the Senior Notes offering and from cash generated from the Company's operations. For the remaining three months of 1998, the Company anticipates capital expenditures of approximately $9.0 million, of which $3.0 million will be incurred in its existing operating markets, and an additional $6.0 million (see discussion below) will be incurred in connection with the development of new markets awarded to the Company in October and November of this year.

         In September 1997, the Brazilian Ministry of Communications announced the bidding process by which additional pay-TV licenses will be awarded throughout the country. This award process commenced in October 1997. Due to legal challenges made to the bidding process by several bidders, the bidding process had been postponed for all markets. However, on May 13, 1998, the Superior Justice Tribunal issued a favorable ruling allowing the bidding process with respect to a number of the smaller markets to go forward. The status of the bidding process with respect to the remaining markets requires further judicial action. The Company cannot predict when such judicial action will occur. In July 1998, the license process for the smaller markets was reinstated and in October and November 1998, the Company was awarded licenses to operate pay-TV systems in the following six cities: Bauru, Campina Grande, Caruaru, Franca, Porto Velho and Uberaba. The Company will pay an aggregate of $3.8 million for its six new licenses. The Company intends to continue to pursue licenses as they become available for bid; however, there can be no assurance as to the grant of any additional concessions and licenses and the timing of any additional grants generally. The Company also from time to time may selectively pursue joint ventures or acquisitions in the pay television industry, although it currently has no understanding, commitment or agreement with respect to any such joint venture or acquisitions. The Company believes that its cash and internally generated funds will be sufficient to fund the cash requirements for its three existing systems and six new markets for at least the next twelve months. As of September 30, 1998, of the Company's approximately $76.5 million in cash and cash equivalents, approximately $26.2 million (34%) was invested in U.S. dollar denominated securities. In the longer term, the Company's funding needs are subject to a variety of factors, including the number and size of new system launches or acquisitions, the implementation of alternative transmission technologies and the offering of additional telecommunications services. Accordingly, there can be no assurance that the Company will be able to meet its funding needs in the longer term.

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

         Generally, inflation in Brazil has been accompanied by devaluation of the Brazilian currency relative to the U.S. dollar. Devaluation of the REAL may also have an adverse effect on the Company. The Company collects substantially all of its revenues in REAIS, but pays certain of its expenses, including a significant portion of its equipment costs, substantially all interest expense and most of its programming costs, in U.S. dollars. To the extent the REAL depreciates at a rate greater than the rate at which the Company raises prices, the value of the Company's revenues (as expressed in U.S. dollars) will be adversely affected. This effect on the Company's revenues may negatively impact the Company's ability to fund U.S. dollar-based expenditures. Accordingly, devaluation of the REAL may have a material adverse effect on the Company's results of operations and financial condition. Further, as of January 1, 1998, the Company's financial statements reflect foreign exchange gains and losses associated with monetary assets and liabilities denominated in currencies other than the REAL. See footnote 1b. "Method of Presentation" contained in the Notes to Consolidated Financial Statements. As a result, the devaluation of the REAL against the U.S. dollar will cause the Company to record a loss associated with its U.S. dollar monetary liabilities and a gain associated with its U.S. dollar monetary assets. Given that the Company has a net U.S. dollar monetary liability position, the net effect of the devaluation of the REAL against the U.S. dollar is to generate losses in the Company's financial statements. In order to protect against a possible devaluation of the real the Company may from time to time enter into certain foreign exchange contracts.

RECENT ECONOMIC EVENTS

          The economic and financial turmoil in Southeast Asia and the Soviet Union during 1997 and 1998 has had an impact on many emerging markets, including Brazil. As a result of these events, the Brazilian government has taken significant measures to protect the real, as well as the gains achieved over the last several years by the Real Plan. Among other actions, on October 27, 1997, Brazil's Central Bank significantly raised short-term interest rates, and, on November 10, 1997, the Brazilian government announced a series of austerity measures, generally including budget cuts, restrictions on public indebtedness, tax increases, export incentives and restrictions on imports. These measures, which continue to have a negative impact on Brazil's economic growth, were designed to improve the country's fiscal and current account deficits and relieve pressure on the real. While short-term interest rates declined somewhat during the second quarter of 1998, they have since returned to levels approaching 42% per annum. Even with rates at this level, the government continues to experience a reduction in foreign currency reserves which are being used to purchase reais as a means to protect the relative value of the real versus the U.S. dollar. Due to the continued reduction in foreign currency reserves, and other reasons, the Brazilian government has sought support from the International Monetary Fund ("IMF"). On November 13, 1998, the IMF announced an aid package of more than $41 billion of which $37 billion will be available to Brazil over the next twelve months. To secure funds from the IMF, in October 1998 the Brazilian government announced additional austerity measures including pension plan reform and significant spending cuts which have yet to be approved by the Brazilian Congress. As part of the austerity package, the government is also seeking to increase its financial transactions tax (CPMF)from 0.2% to 0.38%. This tax is levied on the value of all financial transactions, including bank withdrawals, checks, and stock and fund purchases. Also, the Brazilian government intends to increase the public pension system contribution by corporations from 2% of revenue to 3% of revenue. These measures, if approved, will have both a direct and indirect impact on the Company's financial results. Indirectly, these measures, in conjunction with high short-term interest rates, will result in continued tightening of consumer credit and increased rates of unemployment, causing the Company to have increased difficulty in generating additional sales and in reducing rates of customer delinquency. Directly, these measures will reduce the Company's net revenue by approximately 1% and increase its cash expenses by approximately 0.18%. Had these measures been introduced as of January 1, 1998, the effect on the Company's results through September 30, 1998 would have been a reduction of net revenues of $400,000 and an increase in expenses of $250,000. Soon after the 1997 austerity measures were initiated, the Company began to experience a significant increase in customer delinquency rates which, among other things, resulted in the Company significantly increasing its provisions for doubtful accounts and increasing service disconnections. This trend has continued during the first three quarters of 1998 and the Company anticipates that this trend will continue for the foreseeable future. The Company has undertaken several steps to address the impact of the deterioration in its operating environment, such as performing credit checks on potential new subscribers, changing the way it compensates its sales force to emphasize high quality sales and implementing cost reduction measures, including a headcount reduction. In addition, as previously discussed the Company has become more aggressive in cancelling delinquent subscriber accounts. While the Company believes its current difficulties are short-term in nature and the steps it has undertaken are adequate to address these issues, there can be no assurance that the steps taken by the Company or measures taken by the government will be successful, or that the increase in delinquent payments and service disconnections will abate.

YEAR 2000 COMPLIANCE

         Similar to all businesses, the Company may be affected by the inability of certain computer software and firmware to distinguish between the years 1900 and 2000 due to a commonly-used programming convention. Unless such programs are modified or replaced prior to January 1, 2000, calculations based on date arithmetic or logical operations performed by such programs may be incorrect.

         Management's plan to address the effect of the Year 2000 issue focuses on the following areas: applications systems (including the Company's billing system and accounting software), transmission systems (including the encoding and decoding processes used in transmission of the television signals to customers), infrastructure (including personal computers and servers used throughout the Company), and other third party business partners and suppliers. Management's analysis and review of these areas is comprised primarily of the following five phases: developing an inventory of hardware, software and embedded chips; assessing the degree to which each area is currently compliant with Year 2000 requirements; performing renovations, repairs and replacements as needed to attain compliance; testing to ensure compliance; and, developing a contingency plan for each area if the Company's initial efforts to attain compliance are either unsuccessful or untimely.

         Management is currently in the process of concluding its inventory and assessment phases and expects to complete these phases by February 1999. The renovation, repair and replacement phase and the testing phase have commenced; however, the Company expects to continue these phases throughout 1999. Costs incurred to date have primarily consisted of labor from the redeployment of existing information services and operational resources. The Company expects to spend approximately $1.0 million for these Year 2000 compliance efforts which will be expenses as incurred.

          Further, the Company has completed evaluation and testing of its proprietary Subscriber Management System (SMS) which controls internal processes such as telemarketing and sales control, customer service, dispatch, service orders and billing. The Company believes that the SMS is Year 2000 compliant on a stand-alone basis. However, certain third-party software and hardware which interact with the SMS remain in the inventory and assessment phases. Accordingly, complete compliance for the Company's SMS has yet to be determined.

         Also, the Company has formed a contingency team to develop a work plan in the event that certain programs and hardware are not fully compliant and operational before January 1, 2000. The costs associated with this effort are currently being evaluated and cannot yet be determined. In the event that certain, or all, of the contingency plans are deployed, the Company will incur additional costs; however, as the contingency plans are not yet developed, these costs are indeterminable at present.

         Although the Company does not presently anticipate a material business interruption as a result of the Year 2000 issue, the worst case scenario if all of the Company's Year 2000 efforts fail would result in a daily loss of revenues of approximately $130,000, calculated based upon 1998 revenues through September 30, 1998.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

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

         None.

Item 2.  Changes in Securities and Use of Proceeds.
         ------------------------------------------

         None.

Item 3.  Defaults Upon Senior Securities.
         --------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         None.

Item 5.  Other Information.
         ------------------

         None.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a)     Exhibits
                 --------

         27      Financial Data Schedule.

         (b)     Reports on Form 8-K
                 -------------------

         No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 12, 1998


                                    TV FILME, INC.
                                    (Registrant)


                                    /s/ Hermano Studart Lins de Albuquerque
                                    ---------------------------------------
                                    Hermano Studart Lins de Albuquerque
                                    Chief Executive Officer (Principal Executive
                                    Officer)


                                    /s/ Carlos Andre Studart Lins de Albuquerque
                                    ---------------------------------------
                                    Carlos Andre Studart Lins de Albuquerque
                                    Acting Chief Financial Officer (Principal
                                    Financial and Accounting Officer)

                                  Exhibit Index
                                  -------------


No.                      Description
---                      -----------

27                       Financial Data Schedule