Form 10-K
period 1998-12-31
TV FILME INC
filed 1999-04-15
CIK 1013608

================================================================================

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

                             For the fiscal year ended December 31, 1998

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 12, 1999 was approximately $662,972.

     As of March 12, 1999, 10,825,139 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE.  None.

================================================================================

                                TABLE OF CONTENTS
PART I
------
Item 1.  Business...........................................................   1
         Background.........................................................   1
         Company Overview...................................................   1
         Brazilian Pay Television Industry..................................   2
         Operating Systems and the Company's Markets........................   3
         Programming........................................................   4
         High Speed Internet Access Service.................................   6
         Operations.........................................................   6
         Employees..........................................................   7
         Facilities and Equipment...........................................   7
         Competition........................................................   8
         Regulatory Environment.............................................   8
Item 2.  Properties.........................................................  10
Item 3.  Legal Proceedings..................................................  10
Item 4.  Submission of Matters to a Vote of Security Holders................  11

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters............................................................  11
Item 6.  Selected Financial Data............................................  12
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................  14
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.........  26
Item 8.  Financial Statements and Supplementary Data........................  27
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure...............................................  27

PART III

Item 10. Directors and Executive Officers of the Registrant.................  40
Item 11. Executive Compensation.............................................  41
Item 12. Security Ownership of Certain Beneficial Owners and Management.....  44
Item 13. Certain Relationships and Related Transactions.....................  46

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...  47

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS


         STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, HOPES, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS
INCLUDE: STATEMENTS REGARDING THE COMPANY'S EXPANSION PLANS, THE IMPACT OF COMPETITION, THE START-UP OF CERTAIN OPERATIONS, THE BRAZILIAN WIRELESS AUCTION PROCESS AND TRENDS AFFECTING THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS,INCLUDING THE COMPANY'S ABILITY TO MEET FUTURE CASH REQUIREMENTS. ALL FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY (AS HEREINAFTER DEFINED) AS OF THE DATE THIS REPORT IS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE FACTORS SET FORTH IN "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S FUTURE RESULTS."


                                     PART I

ITEM 1.  BUSINESS.

         Unless the context otherwise requires, reference to (i) "TV Filme" means TV Filme, Inc., a Delaware corporation, (ii) "ITSA" means ITSA-Intercontinental Telecomunicacoes Ltda., and (iii) the "Company" means TV Filme, its consolidated subsidiaries, which include ITSA, TV Filme Goiania Servicos de Telecomunicacoes Ltda. ("TV Filme Goiania"), TV Filme Belem Servicos de Telecomunicacoes Ltda. ("TV Filme Belem"), TV Filme Brasilia Servicos de Telecomunicacoes Ltda. ("TV Filme Brasilia"), TV FILME Programadora Ltda. ("TV FILME Programadora"), TV Filme Operacoes, TV Filme Sistemas and their predecessors and successors. References to the "Company" also include TV Filme Servicos de Telecomunicacoes, Ltda. ("TV Filme Servicos"), a company in which the Company has a 49% voting interest and an 83% equity interest.

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

         TV Filme was organized in 1996 under the laws of the State of Delaware. Its largest stockholders include Warburg, Pincus Investors, L.P. ("Warburg, Pincus"); Tevecap, one of the leading pay television operators in Brazil and one of the country's largest pay television programming distributors; and certain members of management and their family.

COMPANY OVERVIEW

         The Company develops, owns and operates pay television systems in markets in Brazil. The Company is the sole provider of multi-point, multi-channel distribution systems ("MMDS") in the cities of Brasilia, Goiania and Belem. Together, these cities have a total population of approximately 5.8 million and encompass approximately 1.3 million households, an estimated 1.1 million of which can be served by the Company's line-of-sight ("LOS") transmission. There is only one hardwire cable provider in each of Brasilia and Goiania and no hardwire cable provider in Belem. However, a hardwire cable license has been issued to a competitor in Belem. The Company expects this competitor to commence service in the third quarter of 1999. Of the approximately 1.3 million households in Brasilia, Goiania and Belem, the Company estimates that approximately 60% of such households are currently unpassed by hardwire cable. The Company has a subscriber base of approximately 78,000 as of December 31, 1998. Through a bidding process reinstated in July 1998 following significant delays resulting from legal challenges to such process, the Company has been awarded licenses to operate MMDS in the following seven small and medium markets: Bauru, Campina Grande, Caruaru, Franca, Porto Velho, Uberaba and Presidente Prudente, which markets encompass, in the aggregate, approximately 490,000 households. Currently, Bauru, Franca and Presidente Prudente have operating hardwire cable competitors. The Company has paid U.S. $5.0 million for the seven new licenses. The Company has no outstanding applications pending for any additional markets. The proposal process for some of the larger markets commenced on March 10, 1999. The Company is currently evaluating whether it will participate in these auctions given its current financial situation, the competitive environment in each auctioned market and the state of the Brazilian economy. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Overview."

         The Company primarily targets markets with demographics, competitive environments and topographies that it believes offer the Company the opportunity to become the leading provider of pay television services in those markets. The Company believes that the markets in Brazil which it is targeting are currently under penetrated by existing pay television providers.

         The Company believes that wireless cable technology is well suited to its current and potential target markets and is an attractive alternative to existing television choices. Wireless cable service can be deployed more rapidly than most alternative technologies and provides immediate coverage of entire markets, enabling service to be delivered to all potential subscribers that are in the unobstructed path of the transmission tower. Wireless cable service can be deployed at a significantly lower system capital cost per installed subscriber than hardwire cable because (i) typically the headend for a wireless cable system has a relatively low cost, (ii) capital expenditures for wireless cable systems are generally only required at the headend facility and in connection with installation of subscriber reception equipment and (iii) incremental investment is generally only undertaken in response to customer demand with the addition of each new subscriber. The Company believes that subscribers to television services in Brazil are concerned with such features as programming, service, reliability and price and are generally indifferent to the method of delivery.

BRAZILIAN PAY TELEVISION INDUSTRY

         The pay television industry in Brazil began in 1989 with the commencement of UHF service in Sao Paulo. In contrast to the U.S., the Brazilian hardwire cable industry and wireless cable industry began developing concurrently. By December 31, 1998, approximately 185 hardwire cable licenses and 48 wireless cable licenses had been issued by the Brazilian government. The Company believes that as of December 31, 1998, fewer than 25% of Brazilian homes were passed by hardwire cable as compared to over 90% in the U.S. Brazil is the largest television market in Latin America with an estimated 34 million television households. As of December 31, 1998, the Company estimates that there were approximately 2.6 million pay television subscribers, representing approximately 7.6% of Brazilian television households.

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


OPERATING SYSTEMS AND THE COMPANY'S MARKETS

         The table below provides information regarding the Company's markets as of December 31, 1998:

                                       ESTIMATED            ESTIMATED            ESTIMATED         NUMBER           FULL
                                         TOTAL                TOTAL                 LOS              OF            LAUNCH
                                     POPULATION(1)        HOUSEHOLDS(1)      HOUSEHOLDS(1)(2)    CHANNELS(3)        DATE
                                   ------------------  --------------------- ------------------  ------------ -----------------
OPERATING MARKETS:
Brasilia.........................      2,060,000              486,000              430,000           37         Feb. 1994(4)
Belem............................      1,950,000              408,000              354,000           36         Feb. 1995
Goiania..........................      1,840,000              454,000              338,000           36         Jan. 1995
                                   ------------------  --------------------- ------------------
Total in Operating Markets.......      5,850,000            1,348,000            1,122,000
                                   ==================  ===================== ==================
New Markets (5)..................      2,150,000              490,000              460,000
                                   ==================  ===================== ==================

-----------

(1) Represents the Company's estimate of the total population and the total number of households within the greater metropolitan areas of each of its markets. The Company's estimates for Brasilia, Goiania and Belem are based on data from the 1991 Census conducted by the Brazilian Institute of Geography and Statistics as adjusted to reflect estimated total household growth. The Company's estimates for the new markets are based on data provided by Brazil's Telecommunications National Agency during the bidding process.

(2) Represents the Company's estimate of the number of LOS households within the licensed radius in each market (ranging from 15-35 kilometers) that can receive an adequate signal from the Company (eliminating those homes that the Company estimates are unable to receive service due to certain physical characteristics of the particular signal coverage area, such as terrain and foliage, although some of these households can be served with the aid of signal repeaters).

(3) Includes six local off-air VHF/UHF channels in Brasilia and five local off-air VHF/UHF channels in each of Goiania and Belem which are offered to the Company's subscribers in addition to the Company's authorized channels.

(4) Date when the Brasilia System increased its channel offering from four channels to eight channels. The Brasilia System began service with one channel in 1990.

(5) Represents the seven markets for which the Company has currently been awarded licenses to operate new MMDS systems.

         BRASILIA SYSTEM. Brasilia, the capital of Brazil, had an estimated greater metropolitan population of approximately 2.1 million as of December 31, 1998. Brasilia, which is located in the interior of Brazil, was established in the early 1960's as a planned city when the capital of Brazil was moved from Rio de Janeiro. Brasilia's generally flat topography is advantageous for MMDS. In addition, Brasilia's zoning provisions favor MMDS by requiring that residential buildings be of a similar height and located together. The Company's current 35 kilometer coverage territory encompasses approximately 430,000 households which the Company believes can be served by LOS transmission.

         The Brasilia System currently offers a 30 channel package, consisting of 24 wireless cable channels and six local off-air VHF/UHF channels. The Brasilia System, launched in 1990 with one channel, increased to three channels in July 1992, to four channels in September 1992, to eight channels in February 1994, to 16 wireless cable channels in November 1994 and to 24 wireless cable channels by the end of 1997. The Company also has approval to transmit programming over seven additional wireless cable channels, one of which it currently uses to transmit data to its internet access customers. The Brasilia System became EBITDA positive in the third quarter of 1994 with approximately 6,000 subscribers. The Brasilia System transmits at 50 watts of power per channel from a transmission tower which is 300 feet above average terrain. The principal pay television competitor in the city of Brasilia is NET Brasilia, a hardwire cable operator and affiliate of the Globo Organization. The Company believes that, at December 31, 1998, it was the largest pay television provider in Brasilia based on the total number of subscribers. In December 1997, the Company began providing high speed Internet access, under the brand name of Link Express, to its pay-TV customers in Brasilia. This service, which uses wireless cable modems for delivery of access at much higher speeds than conventional phone line access to subscribers, is believed to be the first marketed use of cable modem technology in Brazil. See "- High Speed Internet Access Service."

         BELEM SYSTEM. Belem, with an estimated greater metropolitan population of approximately 2.0 million as of December 31, 1998, lies at the mouth of the Amazon River and is a major trading port for the rich natural resources of the Amazon rain forest. The Company launched service in Belem in February 1995. Although the city is relatively flat, trees block wireless cable transmission in

Belem more often than they do in Brasilia and Goiania and thus, the Belem System requires increased utilization of signal repeaters. The Belem System reaches the greater Belem area, including the cities of Mosqueiro, Ananindeua, Icoaraci and Marituba and the islands of Outeiro and Barcarena. The Company's current 30 kilometer coverage territory encompasses approximately 354,000 households which the Company believes can be served by LOS transmission.

         The Belem System currently offers a 30 channel package, consisting of 25 wireless cable channels and five local off-air VHF/UHF channels. The Company also has approval to transmit programming over an additional six wireless cable channels which have not yet been placed in service. In 1998, the Belem System began offering the People and Art/Travel Channel to its subscribers. The Belem System became EBITDA positive in the fourth quarter of 1995 with approximately 5,000 subscribers. The Belem System transmits at 50 watts of power per channel from a transmission tower which is 300 feet above average terrain. Although there currently is no hardwire or other wireless cable provider in the city of Belem, a hardware cable license has been issued. The Company expects the competitor to commence service in the third quarter of 1999.

         GOIANIA SYSTEM. Goiania, with an estimated metropolitan population of approximately 1.8 million as of December 31, 1998, is located approximately 100 miles southwest of Brasilia. Goiania is the capital of the state Goias, and, like Brasilia, its topography is favorable to LOS transmission because the city is relatively flat. The Company launched service in Goiania in January 1995. The Company's current 30 kilometer coverage territory encompasses approximately 338,000 households which the Company believes can be served by LOS transmission.

         The Goiania System currently offers a 29 channel package, consisting of 24 wireless cable channels and five local off-air VHF/UHF channels. The Company also has approval to transmit programming over seven additional wireless cable channels which have not yet been placed in service. The Goiania System transmits at 50 watts of power per channel from a transmission tower which is 350 feet above average terrain. The principal pay television competitor in the city of Goiania is NET Goiania, a hardwire cable operator and affiliate of the Globo Organization. The Company believes that, at December 31, 1998, it was the second largest pay television provider in Goiania based on total number of subscribers.


NEW MARKETS

         The Company has been awarded licenses to operate MMDS systems in the following seven markets: Bauru, Campina Grande, Caruaru, Franca, Porto Velho, Uberaba and Presidente Prudente. The Company believes that, in the aggregate, these markets collectively encompass a total population of approximately 2,150,000, total households of approximately 490,000 and LOS households of approximately 460,000. Bauru, Franca and Presidente Prudente have operating hardwire cable competitors. Under the terms of the licenses awarded to the Company for its seven new markets, the entity holding the licenses, TV Filme Sistemas, is prohibited from transferring the licenses to another party for a period of three years after the date service is commenced.


PROGRAMMING

         The Company currently purchases a large portion of its programming from Tevecap and its subsidiaries (certain programs are purchased directly from the programmer) pursuant to an exclusive license to transmit programming available from Tevecap and its subsidiaries via wireless and hardwire cable in the

Company's current markets (the "Programming Agreement"). Under the terms of the Programming Agreement, so long as the Company is transmitting exclusive TVA programming, the Company has agreed that it shall use 50% of its total channel capacity in its current operating markets where it has a programming license from Tevecap or its subsidiaries to broadcast TVA Sistema programming, with certain exceptions, and the Company has a right of first refusal to carry any new programming channel that is offered by Tevecap or its subsidiaries. Tevecap may not charge the Company an amount greater than the minimum rates charged by Tevecap to other pay television operators, nor may such charges exceed comparable rates for other programming of a similar nature. The terms of the Programming Agreement terminate on July 2004, with certain limited exceptions with respect to the Company's application markets.

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

         The Company also offers selected local programming to supplement its channel line-up. For example, the Company owns the rights to televise annually through 2001 all of the games of the Goias State Soccer Championship matches, and the rights to televise annually through 1999 all of the games of the Para State Soccer Championship. Further, in 1997 the Company established TV FILME Programadora to develop and sell additional programming to the Company's three systems and to other pay-TV operations in Brazil. The first channel developed by TV FILME Programadora, Canal Adulto (which provides adult content programming), has been available in each of the Company's markets as a premium channel since May 1997. Beginning in October 1997, the Company also began producing its own programming guide, which it distributes at no charge to its subscribers. The Company, through TV FILME Programadora, is also exploring offering other channels, which may contain local news, cultural events, religious programming, home shopping and additional sporting events, although there can be no assurance that such channels will be offered.

         The Company's channel offerings as of December 31, 1998 are as follows:

CHANNEL                                          DESCRIPTION

HBO Brazil......................   Brazilian version of HBO
HBO Brazil 2....................   HBO Brazil with a six hour time delay
ESPN Brazil.....................   Brazilian version of ESPN
Eurochannel.....................   Package of programming from free TV in Europe
Mundo...........................   Variety channel
CMT Brazil......................   Brazilian version of Country Music Television
MTV Brazil......................   Brazilian version of MTV
MTV Latino *...................    Spanish language version of MTV
RTPi **.........................   Radio and Television Portugal, a free broad-
                                   cast channel from Portugal
CNN International...............   International version of CNN
TNT.............................   Brazilian version of TNT

Cartoon Network.................   Cartoon Network produced in the U.S.
Fox.............................   General entertainment
Discovery Channel...............   Brazilian version of Discovery Channel
ESPN International..............   International version of ESPN
Warner..........................   Warner channel produced in the U.S.
Bravo...........................   Brazilian version of Bravo
Sony............................   Sony channel produced in the U.S.
CBS Telenoticias................   Brazilian version of CBS for Latin American
                                   (in Spanish and Portuguese)
Discovery Kids..................   Children's version of Discovery
People and Art/Travel Channel***   Tourism, biography and art channel
Redevida........................   Catholic programming
Cinemax.........................   Films and special programming
Hallmark........................   Films and special programming
Fox Kids........................   Children's version of Fox
Canal Adulto ****...............   Adult programming
Globo...........................   Local off-air channel (where available)
SBT.............................   Local off-air channel (where available)
Bandeirantes....................   Local off-air channel (where available)
Record..........................   Local off-air channel (where available)
Nacional........................   Local off-air channel (where available)
Manchete........................   Local off-air channel (where available)
Cultura.........................   Local off-air channel (where available)

*      Offered only in Brasilia.
**     Offered only in Belem and Goiania.
***    Offered only in Belem.
****   Offered as a premium channel.

HIGH SPEED INTERNET ACCESS SERVICE

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

OPERATIONS

         MARKETING. Prior to applying for a license in a potential new market, the Company has historically conducted pre-marketing surveys to evaluate the demographics and terrain of such market. Upon receipt of a license, the Company then develops a plan designed to manage subscriber growth by maintaining a manageable backlog of installations. Such backlog is maintained at a manageable level by adjusting installation capacity to correspond with sales levels. The amount of time a subscriber waits for the commencement of service is determined based upon several factors, including whether the subscriber is in a single family home or multiple dwelling unit and the effect of any competition in the market. This development plan ensures that the quality of installations and customer service remains high. In each market, the Company's marketing staff has historically applied the following types of programs to attract subscribers: (i) door-to-door sales, (ii) telemarketing, (iii) extensive marketing tied to regional events such as soccer matches, (iv) neighborhood promotional events featuring large screen broadcasts of its channel offerings, (v) direct mailings,
(vi) television and newspaper advertisements, (vii) prewiring arrangements with residential housing developers and (viii) other marketing activities, including referral programs and promotional gifts.

         In February 1999, the Company changed its marketing strategy to one focused on customer loyalty. The Company has limited its sales efforts to passive telemarketing and is directing its marketing expenditures towards customer loyalty programs such as promotional discounts at retail stores, gifts, parties and other items given exclusively to customers. The Company believes that this approach will enable it to significantly reduce expenditures, reduce churn, increase customer loyalty and target its sales to prospects who truly want the service and have the financial wherewithal to pay for the service.

         INSTALLATION. The Company's installation package features a standard rooftop mount linked to a small antenna and related equipment, including a decoder, located at the subscriber's location. Installations at single-family homes require an entire installation package, while installation at multiple dwelling units in which drop lines already have been installed require less time and, accordingly, are less costly. During 1998, the Company charged its new subscribers an installation fee typically ranging from $5-$75. In February 1999, the Company decided to charge, in all of its operations, a standard installation fee of approximately $60.

         CUSTOMER SERVICE. The Company believes that delivering high levels of customer service in installation and maintenance enables it to maintain customer satisfaction. To this end, the Company (i) schedules installations promptly,
(ii) provides a customer service hotline, (iii) provides quick response repair service and (iv) makes follow-up calls to new subscribers shortly after installation to ensure customer satisfaction. The Company seeks to instill a customer service focus in all its employees through ongoing training programs.

         In the  fourth  quarter of 1998,  the  Company  decided  to  centralize various activities in a single service center in Brasilia. Along with centralizing its billing, accounts payable, human resources administration and corporate marketing, the Company centralized its customer service hotline and all routing and scheduling functions. This centralization project is expected to be completed in April 1999 and the Company believes that this project will further improve and enhance the quality of its customer service function.

         SUBSCRIBER MANAGEMENT SYSTEM. The Company has developed its own subscriber management systems. The Company believes that its subscriber management systems enable it to deliver superior customer service, monitor customer payment patterns and facilitate the efficient management of each of its operating systems. The Company has nine employees dedicated to the development, enhancement, integration and maintenance of the Company's subscriber management systems.


EMPLOYEES

         As of December 31, 1998, the Company had a total of 755 employees, substantially all of whom are employed by TV Filme's subsidiaries. All of the Company's employees, except for Messrs. Hermano Lins and Carlos Andre Lins, are subject to collective bargaining agreements. The collective bargaining agreements covering the employees of TV Filme Brasilia and TV Filme Goiania expire June 30, 1999. The collective bargaining agreements are with the Union for the Employees of Radio and TV Broadcasting Companies. Employees of TV Filme Belem are not covered under a collective bargaining agreement; however, the Company has historically honored the terms of the TV Filme Brasilia and TV Filme Goiania agreements with employees in Belem. The Company has experienced no work stoppages in its history. The Company provides its employees with health insurance (which is not required by law in Brazil) and certain other benefits which it believes enable it to attract and retain qualified and motivated employees.

         In connection with the change in marketing strategy implemented in February 1999, the Company significantly reduced its headcount in the areas of sales and installations, and reduced headcount in virtually all areas of the Company. As a result, the Company laid off approximately 250 employees. While the Company believes that its relationships with its employees have been, and will continue to be, good, the impact of this lay off on such relationships cannot be determined.

FACILITIES AND EQUIPMENT

         ADMINISTRATIVE FACILITIES. A centralized corporate administrative facility is located in Brasilia to handle training, engineering, computer systems development, financial and controller functions and strategic planning. In addition, the Company has established regional operating offices in Brasilia, Goiania and Belem to coordinate sales, billing, general marketing, customer service and certain other administrative functions on a regional level. Each facility is connected to the Company's computer network. Beginning in the fourth quarter of 1998, the Company began centralizing its customer service, billing, accounts payable and certain other administrative functions for all of its operations in Brasilia. The centralization project is expected to be completed in April 1999. Functions remaining in the regional offices include sales, local marketing, installation and technical support services, maintenance and local administrative functions. As new markets are launched, the Company expects to use the same centralized model.

         TRANSMISSION FACILITIES. The Company's headend and transmitter facilities are located in leased buildings at the Company's transmission tower sites in Brasilia, Goiania and Belem. The transmitting antennas generally are able to serve the maximum regulatory range for its license coverage areas. In certain areas within the Company's markets that are otherwise terrain-blocked, the Company utilizes signal repeaters to enhance signal coverage. For new markets, the Company expects to lease space for transmission and headend facilities and expects to use transmitting antennas which will serve the entire license coverage areas in each market.

         DIGITAL TECHNOLOGY. The Company currently transmits in analog format. Should competitive conditions require or if the Company deems such technology to be cost effective and practical to provide, it may implement digital technology.


COMPETITION

         Through its subsidiaries, the Company is the only entity licensed to operate wireless cable systems in each of its 10 licensed markets. The Company currently provides service via 24 wireless analog cable channels in Brasilia and Goiania and via 25 wireless analog cable channels in Belem, and has authority to provide service using up to 31 wireless analog cable channels in each such market. The Company believes that, as of December 31, 1998, it was the largest pay television provider in Brasilia based on total number of subscribers. The Company's principal competitor in the city of Brasilia is NET Brasilia, a hardwire cable operator and affiliate of the Globo Organization. The Company believes that, as of December 31, 1998, it was the second largest pay television provider in Goiania based on total number of subscribers. The Company's principal competitor in the city of Goiania is NET Goiania, a hardwire cable operator and affiliate of the Globo Organization. There currently is no hardwire cable provider in the city of Belem; however, a hardwire cable license has been awarded and the Company expects competition to begin in the third quarter of 1999.

         In addition to other terrestrial pay television operators, pay television operators in Brazil face or may face competition from several other sources, such as direct broadcasting satellite systems ("DBS"), local off-air VHF/UHF channels, home videocassette recorders and out-of-home theaters. Currently, there are three DBS providers in Brazil, "Sky," an affiliate of the Globo Organization, Direct TV, an affiliate of Tevecap, and Tecsat, a privately held company in Brazil. Competition in the pay television industry is based upon program offerings, customer service, reliability and pricing. Many actual and potential competitors have greater financial, marketing and other resources than the Company. No assurance can be given that the Company will be able to compete successfully. See "--Brazilian Pay Television Industry," and "--Operating Systems and the Company's Markets."

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

         OWNERSHIP OF LICENSES. Decree No. 2196 eliminated the requirement that only companies in which Brazilian nationals own at least 51% of the voting capital were eligible to be granted a license to operate an MMDS system.
Consequently, under current regulations any company constituted in accordance with the laws of Brazil and with a head office and management located in Brazil is eligible to be granted such a license. Until November 1997, TV Filme Servicos held the licenses to operate the MMDS systems in Brasilia, Goiania and Belem. As a result of the lifting of the 51% ownership requirement, in November 1997, TV Filme Servicos transferred the respective license for Brasilia, Goiania and Belem to TV Filme Brasilia, TV Filme Goiania and TV Filme Belem, respectively. This transfer was approved by Brazilian regulators. Licenses for the seven new markets are held by TV Filme Sistemas. Although Decree No. 2196 eliminated the requirement discussed above, the General Telecommunications Law permits the Executive Branch, through Presidential Decree, to impose restrictions on foreign capital investments in telecommunications companies. However, such restrictions may not be imposed retroactively with respect to outstanding licenses. Decree No. 2196 also provides that licenses shall be granted for renewable periods of ten or fifteen years; all the current invitations for bids for MMDS services provide for 15-year terms.

         PRICES. Prices for pay television services currently in operation may be freely established by the system operator, although ANATEL may intervene in the event of abusive pricing practices. ANATEL may impose penalties including fines, suspension or revocation of a license in the event the license holder fails to comply with applicable regulations or becomes legally, technically or financially unable to provide MMDS service. ANATEL and CADE, the Brazilian antitrust authority, also may intervene to the extent operators engage in unfair practices intended to eliminate competition. Under a Brazilian law designed to reduce inflation, the prices which the Company may charge to a particular subscriber may not be increased until the next anniversary of the subscriber's initial subscription date and may only be increased by a percentage no greater than the percentage of the increase in the general inflation rate which occurred during the subscriber's contract year.

         CHANNELS AVAILABLE FOR WIRELESS CABLE. ANATEL grants licenses and regulates the use of channels by MMDS operators to transmit video programming, entertainment services, advertising and other information. Under the Revised MMDS Rule, MMDS licensees are permitted to transmit up to 31 analog MMDS channels (constituting a spectrum bandwidth of 186 Mhz), the exact number of channels depending on the number of inhabitants in a particular market. 16 analog channels are permitted in markets with less than 300,000 inhabitants; 15, 16 or 31 analog channels are permitted in markets with a population between 300,000 and 700,000 inhabitants; and 31 analog channels are permitted in markets with 700,000 inhabitants or more. However, such limits may be changed by ANATEL in its discretion.

         LICENSE PROCEDURES. In accordance with Decree No. 2196 and the Revised MMDS Rule, a party interested in providing MMDS services must file with ANATEL an "Application for Telecommunications Services," which specifies the modality of the services intended to be provided, the geographic area where the services are to be provided, the technical specifications for the proposed system (including the radio frequencies to be used) and the intended operation and the usage of such services. ANATEL may, in its discretion or whenever it receives such an application, publish public notices requesting comments by interested parties to determine, among other things, the geographic area where the services are to be provided and the number of concessions to be granted. In both cases, interested parties are required to present to or file with ANATEL its comments or application, as the case may be, containing, among other things, the technical feasibility of the proposed MMDS system and a demonstration of the market potential for the targeted area. ANATEL will thereafter ascertain the public interest in granting the concession and may decide to open the public bid process for the granting of such licenses. The 1997 bid process for the granting of MMDS licenses was begun as a result of the existence of numerous requests for licenses filed by competing parties.

         In connection with the 1997-98 auction process, ANATEL established specific criteria for evaluating the Applications for Telecommunication Services filed. The criteria adopted include a combination of technical and financial criteria. The following technical factors are being utilized by ANATEL in evaluating the technical aspects of a license application: (i) the proposed length of time for the installation of the transmission system, counted from the issuance of the authorization for installation until the beginning of the service's commercial operation; (ii) the number of cultural or educational channels to be offered; (iii) the percentage of time dedicated to local programming, calculated on the total time used for all channels, and excluding the time dedicated to the channels referred in item (ii) above; and, (iv) the number of local community establishments that would receive cultural and educational programming free of charge. The Company believes that channels such as Discovery and Bravo will qualify as cultural and educational programming.

         The technical specifications, and the offer price for a license, are rated according to certain criteria established in the Revised MMDS Rule and set forth in the 1997 MMDS tender invitations, as follows: (a) in markets with less than 300,000 inhabitants, the technical aspects weigh more heavily than the offer price; (b) in markets with a population between 300,000 and 700,000 inhabitants, the technical aspects and the offer price are weighed equally; and,
(c) in markets with more than 700,000 inhabitants, the offer price weighs more heavily than the technical aspects. Once an MMDS concession is granted by ANATEL, the license holder is required to submit, within four months, an installation proposal for its MMDS system's headend. Subsequent to approval of such proposal, construction is required to be finalized and commercial operations commenced within 12 months; however, this period may be extended for an additional 12 months.

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

ITEM 2.  PROPERTIES.

         The Company leases approximately 37,000 square feet of office space for its corporate headquarters and the Brasilia System in Brasilia. In addition, the Company leases office space for the Goiania System and Belem System consisting of approximately 29,000 and 22,000 square feet, respectively. Also, the Company leases approximately 16,000 square feet of office space and space for a transmission tower in Campina Grande, one of the Company's seven new markets. In addition to leased office space, the Company also owns a lot in Brasilia, which may, in the future, be used as the site for the Company's transmission tower and offices in such city, and less than 1,500 square feet of office space in Goiania. The Company also leases space for transmission towers located in Brasilia, Goiania and Belem. The Company believes that office space and space for transmission towers is readily available on acceptable terms in the markets where the Company operates wireless cable systems.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its Annual Meeting of Stockholders on October 1, 1998. Proposals presented for a stockholder vote were (i) the election of three Class II Directors, (ii) the approval of an amendment to the Company's Stock Option Plan, and (iii) the ratification of the appointment of Ernst & Young Auditores Independentes S.C. as independent auditors for the Company for fiscal year 1998.

         Each of the incumbent Class II directors nominated by the Company were elected with the following voting results:


                                                                Votes                 Votes               Votes
                                                                 For                 Against            Withheld
                                                                -----                -------            --------
Carlos Andre Studart Lins de Albuquerque.............         9,813,329               4,185               4,185
Douglas M. Karp......................................         9,813,329               4,185               4,185
Douglas Duran........................................         9,813,329               4,185               4,185


          The amendment to the Company Stock Option Plan was approved with the following voting results:


                 Votes                                   Votes
                 Cast                                    Cast
                  For                                   Against                              Abstentions
                 -----                                  -------                              -----------
               8,535,404                                245,624                                 2,800


          The appointment of Ernst & Young Auditores Independentes S.C. as the Company's independent auditors for fiscal year 1998 was approved with the following voting results:

            Votes                          Votes
             Cast                          Cast                                                     Broker
             For                          Against                    Abstentions                   Non-votes
            -----                         -------                    -----------                   ---------
          9,815,214                         500                         1,800                         --


                                     PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          From July 30, 1996 to February 4, 1999, the Company's common stock, $0.01 par value per share (the "Common Stock"), was quoted on the Nasdaq National Market ("Nasdaq") under the symbol "PYTV." Effective February 4, 1999, the Common Stock was delisted from Nasdaq based on the Company's inability to comply with certain requirements for continued listing, including the net tangible assets and minimum bid price requirements. Following delisting, the Common Stock has been listed on the OTC Bulletin Board, sporadically traded in the over-the-counter-market and reported in the "pink sheets." The OTC Bulletin board is a controlled quotation service that offers real-time quotes, last-sale prices and volume information in over-the-counter equity securities.

          The following table reflects the high and low sale prices for the Common Stock, as reported by Nasdaq, for the periods indicated:

                                                                      HIGH          LOW
                                                                     ------        -----
                                                                         (Per Share)
1998
Fourth Quarter..................................................    $ 2-1/8     $   1/4
Third Quarter...................................................      4             7/8
Second  Quarter.................................................      5           1-7/8
First  Quarter..................................................      5-7/8       2-3/4

1997
Fourth Quarter..................................................    $ 8-3/8     $ 4
Third Quarter ..................................................     10-3/4       7-3/4
Second Quarter..................................................     12-3/4       8-3/8
First Quarter ..................................................     14-1/4      11

         On March 12, 1999, there were approximately 13 stockholders of record of the Common Stock. The Company believes that it has in excess of 500 beneficial owners.

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


ITEM 6.  SELECTED FINANCIAL DATA.

         The selected consolidated balance sheet data as of December 31, 1996, 1997 and 1998 and the selected consolidated statement of operations data for each of the years ended December 31, 1994, 1995, 1996, 1997 and 1998 are derived from, and are qualified by reference to, the Consolidated Financial Statements, which have been audited by Ernst & Young Auditores Independentes S.C., independent auditors. The Consolidated Financial Statements have been prepared in accordance with U.S. GAAP in U.S. dollars. For this purpose, until December

31, 1997 amounts in Brazilian currency were remeasured into U.S. dollars in accordance with the methodology set forth in Statement of Financial Accounting Standards No. 52 ("SFAS No. 52") as it applies to entities operating in highly inflationary economies. Pursuant to SFAS No. 52, supplies, property, plant and equipment, intangibles and deferred installation fees and the related income statement accounts were remeasured at exchange rates in effect when the assets were acquired or the liabilities were incurred. All other assets and liabilities were remeasured at fiscal year end exchange rates; and all other income and expense items were remeasured at average exchange rates prevailing during the year. Remeasuring adjustments were included in exchange and translation gains (losses). Effective January 1, 1998, the Company determined that Brazil ceased to be a highly inflationary economy under SFAS 52. Accordingly, as of January 1, 1998, the Company began using the REAL as the functional currency of its Brazilian subsidiaries. As a result, all assets and liabilities are translated into dollars at period end exchange rates and all income and expense items are translated into U.S. dollars at the average exchange rate prevailing during the period. In addition, the Company recorded a loss associated with holding a net foreign currency monetary liability position. The data presented below should be read in conjunction with the Consolidated Financial Statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information included elsewhere in this Report.



                                                                                    YEAR ENDED DECEMBER 31,(1)
                                                     ----------------------------------------------------------------------------
                                                                1994         1995         1996        1997           1998
                                                                ----         ----         ----        ----           ----
                                                                                (DOLLARS IN THOUSANDS, EXCEPT
                                                                                   OTHER OPERATING DATA)
STATEMENT OF OPERATIONS DATA:
Revenues .................................................   $   2,438    $  11,404    $  31,388     $ 50,547   $   45,408
Operating costs and expenses:
   System operating ......................................         773        2,957        9,593       17,631       19,617
   Selling, general and administrative ...................       2,394        8,975       16,737       27,965       31,637
   Depreciation and amortization .........................         365        2,049        5,921       12,162       21,651
                                                             ---------   ----------    ---------    ---------    ----------
      Total operating costs and expenses .................       3,532       13,981       32,251       57,758       72,905
                                                             ---------    ---------    ---------    ---------    ----------
Operating loss ...........................................      (1,094)      (2,577)        (863)      (7,211)     (27,497)
Other income (expense) ...................................       1,612          360       (1,147)     (12,045)     (12,723)
                                                              --------    ---------    ---------    ---------    ----------
Net income (loss) ........................................   $     518    $  (2,217)   $  (2,010)   $ (19,256)   $ (40,220)
                                                             =========    =========    =========    =========    ==========
Net income (loss) per share (2) ..........................   $    0.08    $   (0.27)   $   (0.22)   $   (1.76)   $   (3.72)
                                                             =========    =========    =========    =========    ==========
Weighted average number of common stock and common
   stock equivalents (2) .................................       6,885        8,086        9,256       10,940       10,825
                                                             =========    =========    =========    ==========   ==========


OTHER FINANCIAL DATA:
EBITDA(3) ................................................   $    (729)   $   (216)    $   5,330    $   5,026      $(5,846)
Capital expenditures .....................................       3,637       16,621       25,225       37,082       14,062


OTHER OPERATING DATA:
Number of subscribers at end of year(4) ..................       7,641       36,594       79,176      111,244       77,069
Average monthly revenue per subscriber(5) ................   $   34.13    $   40.00    $   39.63    $   37.91     $  35.39

                                                                                        AS OF DECEMBER 31,
                                                            ----------------------------------------------------------------
                                                                 1994         1995         1996         1997          1998
                                                              ---------    ---------    ---------    ---------    ----------

                                                                                      (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Working capital (deficit)(6) ............................    $   3,204    $  (6,430)   $ 123,263    $  97,723    $  58,227
Pledged securities(7) ...................................         --             --       33,512       17,324          ---
Property, plant and equipment, net ......................        4,182       18,870       38,333       63,405       50,974
Total assets ............................................       10,008       23,683      202,929      186,397      133,314
Total long-term debt ....................................          600          400      140,200      140,000      140,000
Stockholders' equity (deficit) (8) ......................        6,500        7,895       37,748       22,330      (21,767)

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

(3) EBITDA is defined as operating loss plus depreciation, amortization and non-cash charges. While EBITDA should not be construed as a substitute for operating loss or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with U.S. GAAP, it is included herein to provide additional information regarding the ability of the Company to meet its capital expenditures, working capital requirements and debt service. EBITDA, however, is not necessarily a measure of the Company's ability to fund its cash needs. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

(4)      See "Item 1. Business -- Operating Systems and the Company's Markets."

(5) Average monthly revenue per subscriber is calculated by dividing subscription revenue for the month by the average number of subscribers for the month.

(6) For periods prior to 1998, working capital includes current portion of pledged securities.

(7) The pledged securities were purchased as collateral for the Senior Notes. See Note 6 to the Consolidated Financial Statements.

(8)      TV Filme has never paid cash  dividends on its Common Stock.  See "Item
         5. Market For Registrant's Common Equity and Related Stockholder Matters."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company develops, owns and operates pay television systems in markets in Brazil. The Company is the sole provider of MMDS in the cities of Brasilia, Goiania and Belem and holds the sole MMDS licenses in the cities of Bauru, Campina Grande, Caruaru, Franca, Porto Velho, Presidente Prudente and Uberaba.

         Historically, the Company has generated operating losses, which may increase to the extent that operations of additional systems are commenced or acquired. As the Company continues to develop systems, positive EBITDA from more developed systems is expected to be partially or completely offset by corporate overhead, negative EBITDA from less developed systems and from development costs associated with establishing new systems. This trend is expected to continue until the Company has a sufficiently large subscriber base to absorb operating and development costs of new systems. There can be no assurance that the Company will be able to achieve or sustain net income in the future. The Company's Brasilia System became EBITDA positive in the third quarter of 1994 with approximately 6,000 subscribers. The Company's Belem System became EBITDA positive in the fourth quarter of 1995 with approximately 5,000 subscribers.

         Each of the Company's existing systems has required an initial capital investment of approximately $1.0 million to $1.5 million to build and install a transmission tower, headend facilities and other equipment. These costs are generally depreciated over ten years. In addition, each new subscriber has required an average incremental investment of approximately $500, which includes the cost of a decoder box, installation labor and materials, other equipment and supplies, marketing and selling costs. The Company capitalizes installation costs, including installation labor, decoders and other direct costs, and depreciates these costs over a four year period. Prior to 1998, these costs were depreciated over a five year period. The Company charges new subscribers installation fees which vary from market to market, depending on factors which include the subscriber's access to other forms of pay television and whether the installation is the first installation in a building. The Company has charged its subscribers an installation fee typically ranging from $5 - $75. For new market systems, the Company expects to incur an initial capital investment of approximately $1.5 million each to build and install a transmission tower, headend facilities and other equipment. Factoring in the $5.0 million cost of the licenses for the seven new markets, the total estimated initial expenditures for these seven markets is expected to be approximately $15.5 million. License fees for the seven new markets were paid to the Brazilian government in 1998. The Company defers installation fees, net of direct selling expenses, and is recognizing these fees as revenues ratably over a four-year period. Prior to 1998, the Company recognized these fees as revenues ratably over a five-year period.

         The Company's historical subscriber growth has resulted from the addition of subscribers in Brasilia and from the launch of operating systems in Goiania and Belem. Recent subscriber losses have resulted from the general economic situation in Brazil, including the strict tightening of consumer credit and increased levels of unemployment. Revenues primarily consist of monthly fees paid by subscribers for the programming packages, installation fees recognized for the period and advertising fees and revenue derived from the provision of high speed Internet access services. See "Item 1. Business -- High Speed Internet Access Service." System operating expenses include programming costs, a portion of the costs of compensation and benefits for the Company's employees, transmitter site rentals and certain repair and maintenance expenditures.
Depreciation and amortization expenses consist primarily of depreciation of decoder boxes, headend facilities and installation costs.

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

         Although the Company's financial statements are presented pursuant to U.S. GAAP in U.S. dollars, the Company's transactions are consummated in both REAIS and U.S. dollars. Inflation and devaluation in Brazil have had, and are currently having, substantial effects on the Company's results of operations and financial condition. From time to time, the Company purchases hedge contracts to reduce the risk of having a substantial portion of its cash in REAIS. At the end of 1998, the Company held approximately $24.1 million of such contracts, which expired on January 11, 1999. See "-- Certain Factors Which May Affect the Company's Future Results -- Factors Relating to the Company -- Risks Associated with New Markets and Growth and Expansion Strategy."

         The economic and financial turmoil in Southeast Asia and the former Soviet Republics during 1997 and 1998 has had an impact on many emerging markets, including Brazil. As a result of these events, the Brazilian government originally took significant measures to protect the REAL, as well as the gains achieved over the past several years by Brazil's economic stabilization plan, the Real Plan. Among other actions, on October 27, 1997, Brazil's Central Bank significantly raised short-term interest rates, and, in November 1997, the Brazilian government announced a series of austerity measures, generally including budget cuts, restrictions on public indebtedness, tax increases, export incentives and restrictions on imports. These measures were designed to improve the country's fiscal and current account deficits and relieve pressure on the REAL. While short-term interest rates declined somewhat during the second quarter of 1998, they returned to levels approaching 37% per annum by the end of the year. Even with rates at this level, the government continued to experience a reduction in foreign currency reserves which were being used to purchase REAIS as a means to protect the relative value of the REAL versus the U.S. dollar. Due to the continued reduction in foreign currency reserves, and other reasons, the Brazilian government sought support from the International Monetary Fund ("IMF"). On November 13, 1998, the IMF announced an aid package of more than $41 billion of which $5.3 billion has been made available to Brazil through February 1999. An additional $9.3 billion is expected to be made available to Brazil in

April 1999. To secure funds from the IMF, in October 1998 the Brazilian government announced additional austerity measures including pension plan reform and significant spending cuts, some of which have been approved by the Brazilian Congress. As part of these additional austerity measures, the government is attempting to increase the financial transactions tax (CPMF) from 0.2% to 0.38%. This tax is levied on the value of all financial transactions, including bank withdrawals, checks, and stock and fund purchases. Also, the Brazilian government increased the public pension system contribution by corporations from 2% of revenue to 3% of revenue and for the first time, subjected financial income, including accrued intercompany interest income, to this tax. Despite these additional austerity measures, in January 1999 the Brazilian government devalued the REAL and subsequently eliminated the established trading band, thereby allowing the REAL to float freely against the U.S. dollar. These measures have had, and will have for the foreseeable future, both a direct and indirect impact on the Company's financial results. Indirectly, the austerity measures, in conjunction with high short-term interest rates and the devaluation, have resulted in tightening of consumer credit and increased rates of unemployment, causing the Company to have increased difficulty in generating additional sales and in reducing rates of customer delinquency. Directly, these measures have reduced the Company's net revenue and increased its cash expenses. Had these measures been in effect throughout 1998, these measures would have reduced the Company's net revenue by approximately 1% and increased its cash expenses by approximately $1.2 million. Soon after the 1997 austerity measures were initiated, the Company began to experience a significant increase in customer delinquency rates which, among other things, resulted in the Company significantly increasing its provisions for doubtful accounts and increasing service disconnections. This trend continued throughout 1998 and the Company anticipates that this trend will continue for the foreseeable future. The Company has undertaken several steps to address the impact of the deterioration in its operating environment, such as performing credit checks on potential new subscribers, changing the way it compensates its sales force to emphasize high quality sales and implementing cost reduction measures, including a headcount reduction. In addition, as previously discussed the Company has become more aggressive in cancelling delinquent subscriber accounts. There can be no assurance that the steps taken by the Company or measures taken by the Brazilian government will be successful, or that the increase in delinquent payments and service disconnections will abate. If the steps implemented by the Company and the Brazilian Government are not effective in the near term, the Company may be unable to meet future cash requirements. See "-- Liquidity and Capital Resources."

         As a holding company, TV Filme is dependent on the receipt of dividends and payment of intercompany obligations from its operating subsidiaries in order to meet its cash requirements. The payment of dividends from the subsidiaries of TV Filme to TV Filme and the payment of any interest on or the repayment of any principal of any loans or advances made by TV Filme to any of its subsidiaries may be subject to statutory or contractual restrictions, are contingent on the earnings and performance of such subsidiaries and are subject to various business considerations. See "Item 5. Market For Registrant's Common Equity and Related Stockholder Matters."

RESULTS OF OPERATIONS

         SELECTED OPERATING DATA. The following table sets forth certain expense and other data derived from the Consolidated Financial Statements as a percentage of the Company's revenues for each year presented.


                                                                       YEAR ENDED DECEMBER 31,
                                             -----------------------------------------------------------------------
                                                          % OF                       % OF                    % OF
                                              1996       REVENUE       1997        REVENUE       1998      REVENUE
                                              ----       -------       ----        -------       ----      -------
Revenues ...............................   $  31,388       100%     $ 50,547         100%    $  45,408       100%
Operating costs and expenses:
System operating .......................       9,593        31%       17,631          35%       19,617        43%
Selling, general and administrative ....      16,737        53%       27,965          55%       31,637        70%
Depreciation and amortization ..........       5,921        19%       12,162          24%       21,651        48%
                                            ---------   -------     ---------    --------     ---------  --------
      Total operating costs and expenses      32,251       103%       57,758         114%       72,905       161%
                                            ---------   -------     ---------    --------     ---------  --------
      Operating loss ...................        (863)       (3%)      (7,211)        (14%)     (27,497)      (61%)
                                            ---------   -------     ---------    --------     ---------  --------

Other income (expense):
  Interest and other expense ...........      (1,049)       (3%)     (19,167)        (38%)     (19,810)      (44%)
  Interest and other income ............         664         2%        8,985          18%       11,300        25%
  Monetary loss.........................          --         --           --          --        (4,213)       (9%)
  Exchange and translation losses ......        (762)       (2%)      (1,863)         (4%)         -0-         --
                                            ---------   --------    ---------    ---------    ---------   --------
        Total other expense ............      (1,147)       (4%)     (12,045)        (24%)     (12,723)      (28%)
                                            ---------   -------     ---------    ---------    ---------   --------
Net loss ...............................   $  (2,010)       (6%)   $ (19,256)        (38%)   $ (40,220)      (89%)
                                           ---------    -------     ---------    ---------    ---------   --------
Net loss per share .....................   $   (0.22)              $   (1.76)                $   (3.72)
                                           =========               =========                 =========
Weighted average number of
  shares of common stock and
  common stock equivalents .............       9,256                  10,940                    10,825
                                           =========               =========                 =========
Other Data:
 EBITDA(a) .............................   $   5,330               $   5,026                 $  (5,846)
                                           =========               =========                 =========
  Number of subscribers at end
    of  period .........................      79,176                 111,244                  77,069(b)
                                           =========               =========                 =========

----------------

(a) EBITDA is defined as operating loss plus depreciation, amortization and non-cash charges. While EBITDA should not be construed as a substitute for operating loss or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with U.S. GAAP, it is included herein to provide additional information regarding the ability of the Company to meet its capital expenditures, working capital requirements and debt service. EBITDA, however, is not necessarily a measure of the Company's ability to fund its cash needs.

(b) In the second half of 1998, the Company became more aggressive in canceling the accounts of delinquent subscribers.

         NET LOSS. Net loss for 1998 increased to ($40.2) million versus ($19.2) million in 1997 due to a 34,000 reduction in subscriber count, a change in the depreciation period from five years to four years, increased costs to support new services and programming and to generate new subscribers to replace those lost throughout the year, and a monetary loss associated with the Company's net dollar-denominated monetary liability position. Net loss for 1997 increased to ($19.2) million from ($2.0) million in 1996 due to the issuance of the Senior Notes in late 1996 and to increased expenses associated with the growth in the subscriber base of over 32,000.

         REVENUES. The Company's revenues in 1998 decreased by 10% compared to 1997, due primarily to lower installation fees and an 8% devaluation of the REAL against the U.S. dollar. This revenue decrease was partially offset by increased revenues from the Company's proprietary premium channel and high-speed Internet access service. Revenues in 1997 increased by 61% compared to 1996, due primarily to an increase of over 32,000 subscribers during 1997, offset somewhat (approximately $1.6 million) by an increase in taxes on revenues in Brasilia.

         Average monthly revenue decreased to $35.39 in 1998 versus $37.91 in 1997, primarily due to an 8% devaluation of the REAL against the U.S. dollar. Average monthly revenue decreased to $37.91 in 1997 from $39.63 in 1996, also as a result of the depreciation of the REAL against the U.S. dollar and increased soft disconnects resulting from higher delinquency rates.

         SYSTEM OPERATING EXPENSES. For 1998 compared to 1997, system operating expenses increased by 11%, primarily due to higher costs to support the Company's proprietary premium channel and high speed Internet access service ($1.3 million), along with increases in programming and magazine costs. System operating expenses increased in 1997 by 84% over 1996 primarily due to growth in the subscriber base, which was supported by additional programming and production costs ($3.5 million), development of the Company's proprietary premium channel ($1.5 million) and employee costs ($2.5 million).

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased during 1998 by 13% over 1997 primarily due to an increase in the provision for litigation and taxes ($2.8 million), a higher bad debt provision associated with the reduction in subscribers ($1.7 million), and higher payroll costs to support the Company's proprietary premium channel and high-speed Internet access service ($1.3 million). These increases were partially offset by a reduction in advertising and promotion expense ($1.2 million). SG&A expenses increased in 1997 by 67% over 1996, primarily due to the growth in the number of subscribers throughout 1997. This growth fueled increases in advertising and promotion to attract new subscribers ($2.0 million), payroll to support the new subscribers ($2.0 million) and an increase in the bad debt provision ($3.7 million).

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased in 1998 by 78% over 1997 primarily due to the change in the depreciation period from five years to four years (effective January 1, 1998) and the acquisition of over $14 million in additional equipment to support the Company's existing operations and to prepare for launching new markets which were awarded at the end of 1998. Depreciation and amortization increased in 1997 by 105% over 1996 primarily due to growth in the number of installed subscribers during 1997.

         INTEREST INCOME AND INTEREST EXPENSE. Interest income increased in 1998 by 26% over 1997 primarily as a result of holding a higher proportion of the Company's cash in Brazil, which earned significantly higher rates of return compared to interest which could be earned in the U.S. Both interest income and interest expense increased in 1997 over 1996 (interest income by 1,251% and interest expense by 1,727%) due to the Company's Senior Notes offering in late 1996 and the investment of a significant portion of the proceeds from the Senior Notes offering which generated interest income.

         MONETARY LOSS AND EXCHANGE AND TRANSLATION LOSS. The Company generated a monetary loss in 1998 of $4.2 million due to its net dollar-denominated monetary liability position throughout the year. As of January 1, 1998, the Company determined that Brazil ceased to be a highly inflationary economy under the provisions of SFAS 52. Accordingly, no monetary gain or loss was recorded in 1997.

         In 1997, the Company reported exchange and translation losses of $1.9 million due to the remeasurement of short-term assets and liabilities from REAIS to U.S. dollars in accordance with SFAS 52 for companies in highly inflationary economies. Reports of exchange and translation gains and losses ceased as of January 1, 1998 due to the provisions of SFAS 52. Unless Brazil returns to a highly inflationary status, the Company does not believe it will record future exchange and translation gains or losses.

LIQUIDITY AND CAPITAL RESOURCES

         The pay television business is capital intensive. From 1993 through the first part of 1996, the Company raised an aggregate of approximately $16.8 million through a series of private equity placements to Tevecap and Warburg, Pincus Investors, L.P. In August 1996, TV Filme completed the Initial Public Offering with net proceeds to the Company of $24.4 million and in December 1996 TV Filme completed the sale of the Senior Notes with net proceeds to the Company of approximately $134.0 million. In the past, working capital requirements have been primarily met by (i) venture capital financings, (ii) capital markets financings, (iii) vendor financing which generally requires payment within 360 days of shipment, some of which had been supported by irrevocable letters of credit guaranteed by Abril and certain of its affiliates and (iv) borrowings from Abril and certain affiliates. As of December 31, 1998, the Company had no outstanding borrowings from Abril and its affiliates and the Company does not expect to borrow from Abril or its affiliates in the future.

         As of December 31, 1998, approximately $0.5 million was outstanding under letters of credit with a maturity of 420 days. As of December 31, 1998, the Company had import lines of credit in the aggregate amount of $30.5 million with four commercial banks, of which approximately $30.0 million was available on such date. In January 1999, in conjunction with the devaluation of the REAL, all import lines of credit were cancelled by the banks. Further import purchases by the Company will have to be individually negotiated with the banks. While the Company believes that lines of credit, additional vendor financing and other credit facilities are available, the terms and conditions of such financing vehicles are uncertain and may not be available on terms acceptable to the Company. As a result of the Initial Public Offering and the Senior Notes offering, the Company had positive working capital at December 31, 1998 of $58.2 million. Net cash used in operating activities for the twelve months ended December 31, 1998 was $6.3 million.

         On February 4, 1999, the Company received notice from the Nasdaq Stock Market, Inc. that its Common Stock was delisted, effective on the close of trading that day. The delisting was a consequence of the Company's failure to meet certain standards for continued listing on Nasdaq, including the net tangible assets and minimum bid price requirements. The Company's Common

Stock was immediately quoted on the OTC Bulletin Board. The effects of the Nasdaq delisting include, without limitation, the limited release of market prices of the Common Stock, limited news coverage of the Company, and restriction of investors' interest in the Company, and may have a material adverse effect on the trading market and prices for the Common Stock, thereby affecting the Company's ability to issue additional securities or secure additional financing. In addition, because the Common Stock is deemed penny stock under the Securities Enforcement Penny Stock Reform Act of 1990, additional disclosure is required in connection with trading in the Common Stock, including delivery of a disclosure schedule explaining the nature and risk of the penny stock market. Such requirements could severely limit the liquidity of the Common Stock.

         In order to select a financial advisor to assist the Company in evaluating strategic alternatives, including a possible debt restructuring, and issues associated with the Company's debt service requirements, the Company is currently evaluating proposals submitted by various financial advisors. There can be no assurance that any transaction will result from this process or that any transaction pursued will be completed successfully. In addition, there can be no assurance that the Company will be able to meet future cash requirements.

         The Company made capital expenditures of approximately $14.0 million during 1998. Such capital expenditures were financed with the proceeds from the Senior Notes offering and from cash generated from the Company's operations.

         In September 1997, the Brazilian Ministry of Communications announced the bidding process by which additional pay-TV licenses would be awarded throughout the country. This award process commenced in October 1997. Due to legal challenges made to the bidding process by several bidders, the bidding process had been postponed for all markets. However, on May 13, 1998, the Superior Justice Tribunal issued a favorable ruling allowing the bidding process with respect to a number of the smaller markets to go forward. In July 1998, the license process for the smaller markets was reinstated and in the fourth quarter of 1998, the Company was awarded licenses to operate pay-TV systems in the following seven cities: Bauru, Campina Grande, Caruaru, Franca, Porto Velho, Uberaba and Presidente Prudente. The Company has paid an aggregate of $5.0 million for these seven licenses. Following a favorable ruling by the Superior Justice Tribunal in the fourth quarter of 1998, with respect to the remaining markets, on March 10, 1999 ANATEL initiated the bid process for these markets. The Company is currently evaluating whether it will participate in these auctions given its current financial situation, the competitive environment in each auctioned market and the state of the Brazilian economy. The Company from time to time may selectively pursue joint ventures or acquisitions in the pay television industry, although it currently has no understanding, commitment or agreement with respect to any such joint venture or acquisitions. The Company currently believes that its cash and internally generated funds will be sufficient to fund its debt service obligations, the cash requirements for its three existing systems and seven new markets for at least the next twelve months. As of December 31, 1998, of the Company's approximately $57.5 million in cash and cash equivalents, approximately $17.1 million (30%) was invested in U.S. dollar denominated securities. As of March 21, 1999, of the Company's approximately $48.0 million in cash and cash equivalents, approximately $16.5 million (34%) was invested in U.S. dollar denominated securities. In the longer term, the Company's funding needs are subject to a variety of factors, including its ability to obtain new financing and/or successfully complete a debt restructuring, the number and size of new system launches or acquisitions, the implementation of alternative transmission technologies and the offering of additional telecommunications services. Accordingly, there can be no assurance that the Company will be able to meet its future funding needs.

INFLATION AND EXCHANGE RATES

          Inflation and exchange rate variations have had, and are expected to continue to have for the foreseeable future, substantial effects on the
Company's results of operations and financial condition. In periods of inflation, many of the Company's expenses will tend to increase. Generally, in periods of inflation, a company is able to raise its prices to offset the rise of its expenses and may set its prices without governmental regulation. However, under a Brazilian law designed to reduce inflation, the prices which the Company may charge to a particular subscriber may not be increased until the next anniversary of the subscriber's initial subscription date and may only be increased by a percentage no greater than the percentage of the increase in the general inflation rate which occurred during the subscriber's contract year. Thus, the Company is less able to offset expense increases with revenue increases. Accordingly, inflation may have a material adverse effect on the Company's results of operations and financial condition.

         Generally, inflation in Brazil has been accompanied by devaluation of the Brazilian currency relative to the U.S. dollar. The Company collects substantially all of its revenues in REAIS, but pays certain of its expenses, including a significant portion of its equipment costs, substantially all interest expense and most of its programming costs, in U.S. dollars. To the extent the REAL depreciates at a rate greater than the rate at which the Company is able to raise prices, the value of the Company's revenues (as expressed in U.S. dollars) is adversely affected. This effect on the Company's revenues also negatively impacts the Company's ability to fund U.S. dollar-based expenditures. As a result of the devaluation of the REAL in January 1999, the Company expects to report a substantial monetary loss and higher expenses and lower revenues for the first quarter of 1999. The full impact of the devaluation cannot currently be estimated.

         As of January 1, 1998, the Company's financial statements reflect foreign exchange gains and losses associated with monetary assets and liabilities denominated in currencies other than the REAL. As a result, the devaluation of the REAL against the U.S. dollar has caused, and is expected to cause, for the foreseeable future, the Company to record a loss associated with its U.S. dollar monetary liabilities and a gain associated with its U.S. dollar monetary assets. Given that the Company has a net U.S. dollar monetary liability position, the net effect of the devaluation of the REAL against the U.S. dollar is to generate losses in the Company's financial statements. In order to protect against a possible further devaluation of the REAL, the Company may from time to time enter into certain foreign exchange contracts. See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk."


RECENT ECONOMIC EVENTS

         The economic and financial turmoil in Southeast Asia and the former Soviet Republics during 1997 and 1998 has had an impact on many emerging markets, including Brazil. As a result of these events, the Brazilian government originally took significant measures to protect the REAL, as well as the gains achieved over the last several years by the REAL Plan. Among other actions, in October 1997, Brazil's Central Bank significantly raised short-term interest rates, and, in November 1997, the Brazilian government announced a series of austerity measures, generally including budget cuts, restrictions on public indebtedness, tax increases, export incentives and restrictions on imports. These measures were designed to improve the country's fiscal and current account deficits and relieve pressure on the REAL. While short-term interest rates declined somewhat during the second quarter of 1998, they returned to levels approaching 37% per annum by the end of the year. Even with rates at this level, the government continued to experience a reduction in foreign currency reserves which were being used to purchase REAIS as a means to protect the relative value of the REAL versus the U.S. dollar. Due to the continued reduction in foreign currency reserves, and other reasons, the Brazilian government sought support from the IMF. On November 13, 1998, the IMF announced an aid package of more than $41 billion, of which $5.3 billion has been made available to Brazil through February 1999. An additional $9.3 billion is expected to be made available to Brazil in April 1999. To secure funds from the IMF, in October 1998 the Brazilian government announced additional austerity measures including pension plan reform and significant spending cuts, some of which have been approved by the Brazilian Congress. As part of these additional austerity measures, the government is attempting to increase the financial transactions tax (CPMF) from 0.2% to 0.38%. This tax is levied on the value of all financial transactions, including bank withdrawals, checks, and stock and fund purchases. Also, the Brazilian government increased the public pension system contribution by corporations from 2% of revenue to 3% of revenue and for the first time, subjected financial income, including accrued intercompany interest income, to this tax. Despite these additional austerity measures, in January 1999 the
Brazilian government devalued the REAL and subsequently eliminated the established trading band, thereby allowing the REAL to float freely against the U.S. dollar. These measures have had, and will have for the foreseeable future, both a direct and indirect impact on the Company's financial results. Indirectly, the austerity measures, in conjunction with high short-term interest rates and devaluation, have resulted in tightening of consumer credit and increased rates of unemployment, causing the Company to have increased difficulty in generating additional sales and in reducing rates of customer delinquency. Directly, these measures have reduced the Company's net revenue and increased its cash expenses. Had these measures been in effect throughout 1998, these measures would have reduced the Company's net revenue by approximately 1% and increased its cash expenses by approximately $1.2 million. Soon after the 1997 austerity measures were initiated, the Company began to experience a significant increase in customer delinquency rates which, among other things, resulted in the Company significantly increasing its provisions for doubtful accounts and increasing service disconnections. This trend continued throughout 1998, and the Company anticipates that this trend will continue for the foreseeable future. The Company has undertaken several steps to address the impact of the deterioration in its operating environment, such as performing credit checks on potential new subscribers, changing the way it compensates its sales force to emphasize high quality sales and implementing cost reduction measures, including a headcount reduction. In addition, as previously discussed the Company has become more aggressive in canceling delinquent subscriber accounts. There can be no assurance that the steps taken by the Company or measures taken by the Brazilian government will be successful, or that the increase in delinquent payments and service disconnections will abate.

YEAR 2000 COMPLIANCE

         GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY ("IT") AND NON-IT SYSTEMS. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         Based on recent assessments, the Company determined that it will be required to modify or replace certain hardware and software so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of certain existing hardware and software, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 issue could have a material adverse impact on the operations of the Company.

         The Company's plan to resolve its Year 2000 issues involves the following four phases: assessment, remediation, testing and implementation. To date, the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000 issue. The completed assessment indicated that most of the Company's significant IT systems could be affected, particularly the Subscriber Management System ("SMS"), the accounting system and video transmission system. However, based upon a review of the SMS and the video transmission system, the Company believes that its core product, television programming, will not require remediation to be Year 2000 issue compliant.
Accordingly, the Company does not believe that the Year 2000 issue presents a material exposure as it relates to the Company's products. In addition, the Company has gathered information about the Year 2000 compliance status of its significant suppliers and continues to monitor their compliance.

         STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT, INCLUDING TIMETABLE FOR COMPLETION OF EACH REMAINING PHASE. For its IT exposures, to date the Company is approximately 75% complete on the remediation phase and has completed all necessary reprogramming for the SMS and video transmission system. The Company is currently evaluating if any reprogramming of the accounting system will be necessary and expects to complete any necessary remediation no later than June 30, 1999. Testing of the accounting system will commence immediately after any necessary remediation is complete. Other systems, such as the Company's internal network and electronic mail system required no remediation and have passed the testing phase successfully.

         NATURE AND LEVEL OF IMPORTANCE OF THIRD PARTIES AND THEIR EXPOSURE TO THE YEAR 2000 ISSUE. The Company's billing system interfaces directly with significant third party vendors (primarily banks) who provide electronic billing services using credit cards and direct debits to customers' bank accounts. The Company is in the process of working with third party vendors to ensure that the Company's systems that interface directly with third parties are Year 2000 compliant by December 31, 1999. Each bank has a unique interface for both credit cards and direct debit transactions. As a result, the Company is attempting to create a single standard interface for all banks and has offered to produce this interface using its own resources. The Company is uncertain if all banks will accept a standard interface and cannot begin the remediation phase until determining if a single solution can be utilized or if separate solutions will be required for each bank. In any event, as each bank controls and dictates its own unique interface, remediation is dependent upon the individual bank. The Company has no means of ensuring that these interfaces will be Year 2000 compliant and has prepared a contingency plan in the event the interfaces are not timely compliant.

         The Company has queried its significant suppliers that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's operations. However, the Company has no means of ensuring that external agents will be Year 2000 compliant. The inability of external agents to complete their Year 2000 remediation process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

         COSTS. The Company plans to primarily use internal resources to reprogram, or replace, test and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $200,000. To date, the Company has solely used internal, existing labor on the various phases of the Year 2000 project.

         RISKS. Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event the Company does not complete any additional phases, the Company may not be able to collect payments from customers using direct debit or credit cards and/or face delays in accounting and other management reporting systems. In addition, in the unlikely event that television program distributors are not Year 2000 compliant, the Company could be unable to receive and retransmit television programming to its customers. Further, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The amount of any potential liability and/or lost revenue cannot be reasonably estimated at this time.

         CONTINGENCY PLANS. The Company has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, billing all customers by invoice, manual workarounds and adjusting staffing as needed.

         FACTORS RELATING TO BRAZIL GENERALLY

         OUR BUSINESS COULD SUFFER FROM POLITICAL AND ECONOMIC UNCERTAINTIES IN BRAZIL. Changes in policies involving, among, other things, tariffs, exchange controls, regulatory policy, and taxation, as well as events such as inflation, currency devaluation, social instability or other political, economic or diplomatic developments could adversely affect our business, results of operations and financial conditions.

         GOVERNMENT RESTRICTIONS ON THE CONVERSION AND REMITTANCE OF FUNDS ABROAD COULD HINDER OUR ABILITY TO OPERATE OUR BUSINESS. The Brazilian government has the authority to restrict the transfer of funds abroad. If the Brazilian government were to exercise this power, as it has done in the past, our subsidiaries could be prevented from purchasing equipment required to be paid for in U.S. dollars and from transferring funds to TV Filme which are required in order for TV Filme to make scheduled interest payments on its outstanding Notes. Either of these events could have a material adverse impact on our business, operating results and financial condition.

         FACTORS RELATING TO THE COMPANY

         OUR SUBSTANTIAL LEVERAGE COULD ADVERSELY AFFECT OUR ABILITY TO RUN OUR BUSINESS. We currently have a significant amount of indebtedness. This substantial indebtedness could have important consequences. For example, it could:

     o limit our ability to obtain additional financing in the future to refinance existing indebtedness, for working capital, capital expenditures, acquisitions and general corporate purposes or other purposes in the future;

     o require us to dedicate a substantial portion of our cash flow from operations and cash and/or marketable securities on hand to the payment of principal and interest on our indebtedness thereby reducing funds available for market expansion and additional market development;

     o   hinder our ability to  adjust rapidly  to changing  market  conditions;
     and

     o make us more vulnerable to economic downturns, limiting our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions.

         OUR ABILITY TO DISTRIBUTE DIVIDENDS AND MEET DEBT OBLIGATIONS ARE DEPENDENT ON OUR SUBSIDIARIES. Because we are a holding company, our ability to distribute dividends and meet our debt obligations are dependent upon the earnings of our subsidiaries and the distribution of those earnings to, or upon loans or other payment of funds by the subsidiaries to, us. Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts to our creditors or to make any funds available to our creditors. The payment of dividends from our subsidiaries and the payment of any interest on or the repayment of any principal of any loans or advances made to us by our subsidiaries, or by us to our subsidiaries (1) may be subject to statutory or contractual restriction, (2) are contingent upon the earnings of such subsidiaries and (3) are subject to various business considerations.

         WE HAVE A LIMITED OPERATING HISTORY AND A HISTORY OF LOSSES AND MAY NEVER ACHIEVE PROFITABILITY. We were incorporated in April 1996. Therefore, we have a limited operating history upon which to evaluate our current business and prospects. We have incurred net losses since our foundation. At December 31, 1998, we had an accumulated deficit of $63.7 million. In 1998, we had net losses of $40.2 million. We expect that we will continue to incur losses from operations for the forseeable future. We cannot assure you that we will ever become profitable in the future.

         A FAILURE TO EFFECTIVELY MANAGE OUR INTERNAL GROWTH WOULD ADVERSELY AFFECT OUR BUSINESS. Our growth has placed, a significant strain on managerial and operational resources. Any inability to manage growth effectively, or a drop in productivity of our employees could have a material adverse effect on our business, operations and financial condition.

         WE WILL NEED ADDITIONAL CAPITAL TO FINANCE GROWTH. Our business requires substantial investment on a continuing basis to finance:

         o   debt service obligations,

         o capital expenditures and expenses related to subscriber growth and system development,

         o   the acquisition of new pay television licenses and operations, and

         o   net losses.

         The amount and timing of our future capital requirements will depend upon a number of factors, many of which are not within our control, including:

         o   the grant of new licenses,

         o   programming costs,

         o   capital costs,

         o   competitive conditions, and

         o   the   costs  of  any   necessary  implementation  of  technological
             nnovations or alternative technologies.


         We can make no assurance that we will be able to obtain additional debt or equity capital on satisfactory terms, or at all, to meet our future financing needs. Furthermore, the indenture under which our outstanding debt was issued restricts the amount of additional indebtedness which we may incur. Failure to obtain any required additional financing could adversely affect our growth and, ultimately, could have a material adverse effect on our business, results of operations and financial condition.

         OUR ABILITY TO EXPAND INTO NEW MARKETS IS SUBJECT TO A NUMBER OF FACTORS. Our ability to expand successfully into new markets depends on many factors, including:

         o the successful identification and acquisition of such systems, and

         o   management's   ability  to  integrate  and  operate  the   acquired
             businesses   effectively.

         We may compete for new system opportunities with other companies that have significantly greater financial and managerial resources. We can make no assurance that we will be successful in obtaining new licenses or launching or acquiring any new pay television systems or that we will be able to integrate successfully any acquired systems into our current business and operations. Our failure to obtain new licenses or launch or acquire new pay television systems could impede our growth. The failure to integrate successfully acquired systems could have a material adverse effect on our results of operations and financial condition.

         WE ARE IN A COMPETITIVE BUSINESS. We face potential competition from other wireless cable and hardwire cable operators, DBS, local off-air VHF/UHF channels, home videocassette recorders and out-of-home theaters. Currently, there are three DBS providers in Brazil. Legislative, regulatory and technological developments may result in additional and significant competition. Competition in the pay television industry is based upon program offerings, customer service, reliability and pricing. Many of our actual and potential competitors have greater financial, marketing and other resources than we do. We cannot provide any assurance that we will be able to compete successfully.

         OUR BUSINESS COULD SUFFER FROM CHANGES IN GOVERNMENT REGULATION. Changes in the regulation of our business activities, including decisions by regulators affecting our operations, could have an adverse effect on our business. Any new regulations could have a material adverse effect on the pay television industry, as a whole, and on us, in particular.

         WE ARE DEPENDENT ON CERTAIN KEY SUPPLIERS. We are dependent on certain key suppliers for our programming. We currently purchase a large portion of our programming from one source under the terms of a programming agreement. Although we have no reason to believe that the agreement will be canceled or will not be renewed, if the agreement is canceled or not renewed, we will have to seek programming from other sources. We cannot provide any assurances that other programming will be available to us on acceptable terms or at all or, if available, that such programming will be acceptable to our subscribers.

         We currently purchase decoders and antennas from a limited number of sources. Our inability to obtain sufficient components as required from these sources, or to develop alternative sources if and as required in the future, could result in delays or reductions in customer installations which, in turn, could have a material adverse effect on our results of operations and financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's primary market risk exposure is foreign currency exchange rate risk between the U.S. dollar and the Brazilian REAL due to the Company having all of its operations based in Brazil, and most of its revenues and some of its expenses denominated in REAIS while substantially all of its debt and many of its expenses and capital equipment needs are denominated in dollars. In addition, for operating purposes, the Company holds a significant portion of its available cash in REAIS.

         The Company manages its risk exposure on its available cash held in REAIS by purchasing, from time to time, foreign currency exchange contracts which have the effect of "locking-in" a dollar based exchange rate for the Company's cash held in Brazil. The Company believes that the cost of managing risk exposure to its dollar-denominated debt and expenses is too high to warrant an attempt at mitigating this risk.

         In an effort to protect against a possible devaluation of the REAL, the Company entered into the following foreign currency hedge contracts which were outstanding as of December 31, 1998 (these contracts were entered into for purposes other than trading purposes):

Contract Value        Contract Value     Exchange        Premium     %       Contract
R$                    at 12/31/98 US$    Rate            %           CDI     Date            Expiration Date
--------------        ---------------    -----------     -------     ---     --------        ---------------
R$16,613,571          US$13,744,991      R$1.18/US$1     +11.51%     93%     Sep. 11, 1998   Jan. 11, 1999
R$12,504,248          US$10,345,204      R$1.18/US$1     +11.17%     92%     Sep. 11, 1998   Jan. 11, 1999

In 1999, the Company entered into the following foreign currency hedge contracts to protect against further devaluation of the REAL:

Contract Value R$         Exchange Rate       Premium %       % CDI       Contract Date    Expiration Date
-----------------         -------------       ---------       -----       -------------    ---------------
R$20,000,000              R$1.3193/US$1       +0.5%           93%         Jan. 14, 1999    Jul. 13, 1999
R$17,000,000              R$1.50/US$1         +2.0%           100%        Jan. 15, 1999    Jul. 14, 1999

The above contracts (both tables) require the Company to pay, on the expiration date, an amount equal to the calculated interest (CDI--see below) on the contract value. On the expiration date, the Company is to receive or pay an amount, in REAIS, calculated as follows: the "Contract Value R$" divided by the "Exchange Rate" times (the R$/US$ exchange rate in effect on the expiration date plus the "Premium %") less the "Contract Value R$." If the Company receives a net gain from such a transaction, it is required to pay 20% of the net gain in Brazilian federal income tax.

"CDI" is the CERTIFICADO DE DEPOSITO INTERBANCARIO, or the interbank lending rate within Brazil.

The Company has not entered into contracts for market risk sensitive instruments for trading purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following statements are filed as part of this Annual Report on Form 10-K:

                                                                                              FORM 10-K
                                                                                               PAGE NO.
                                                                                              ----------
FINANCIAL STATEMENTS:
  TV FILME, INC.:
     Report of Independent Auditors....................................................          33
     Consolidated Balance Sheets as of December 31, 1997 and 1998......................          34
     Consolidated Statements of Operations for the years ended December 31, 1996,
      1997, and 1998...................................................................          35
     Consolidated Statements of Changes in Stockholders' Equity for
      the years ended December 31, 1996, 1997 and 1998.................................          36
     Consolidated Statements of Cash Flows for the years ended December 31,
      1996, 1997 and 1998..............................................................          37
     Notes to Consolidated Financial Statements........................................          38



         All schedules have been omitted because they are inapplicable or the requested information is shown in the consolidated financial statements or related notes.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
TV Filme, Inc.

         We have audited the accompanying consolidated balance sheets of TV Filme, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TV Filme, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the three years ended December 31, 1998, in conformity with generally accepted accounting principles in the United States.

         The accompanying financial statements have been prepared assuming that TV Filme, Inc. will continue as a going concern. As more fully described in Note 1, the Company is in the process of selecting a financial advisor to assist it in evaluating strategic alternatives, including a possible debt restructuring, and issues associated with the Company's debt service requirements. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.




                                                   /s/ERNST & YOUNG
                                                   -----------------------------
                                                   AUDITORES INDEPENDENTES S. C.

Sao Paulo, Brazil
March 12, 1999


                                                   TV FILME, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

                                                                           DECEMBER 31,
                                                                 ---------------------------------
                                                                      1997             1998
                                                                      ----             ----
                                                                    (IN THOUSANDS OF DOLLARS)
ASSETS
Current assets:
   Cash and cash equivalents.................................    $     80,975     $     57,492
   Accounts receivable, net..................................           7,832            4,736
   Supplies..................................................           5,303            4,930
   Prepaid expenses and other current assets.................           3,178            2,560
   Interest receivable.......................................             679               --
   Pledged securities-current................................          16,645               --
                                                                 -------------    ------------
        Total current assets.................................         114,612           69,718
Property, plant and equipment, net...........................          63,405           50,974
Debt issuance costs, net.....................................           6,298            4,731
Other assets.................................................           2,082            7,891
                                                                 -------------    ------------
        Total assets.........................................        $186,397         $133,314
                                                                 =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable.............................................    $     12,724     $      3,315
Payroll and other benefits payable...........................           2,103            2,892
Accrued interest payable.....................................             751              751
Accrued liabilities and taxes payable........................           1,111            4,533
Payables to affiliates-current...............................             200               --
                                                                 ------------      -----------
        Total current liabilities............................          16,889           11,491
Deferred installation fees...................................           7,178            3,590
Senior Notes.................................................         140,000          140,000
Stockholders' equity:
   Accumulated other comprehensive loss
      Cumulative transaction adjustment......................              --           (3,877)
   Preferred stock, $.01 par value, 1,000,000
      Shares authorized, no shares issued....................              --               --
   Common stock, $.01 par value, 50,000,000
      Shares authorized, 10,825,139 and 10,825,139
      Shares issued and outstanding .........................             108              108
      Additional paid-in capital.............................          45,657           45,657
      Accumulated deficit....................................         (23,435)         (63,655)
                                                                 --------------   -------------
        Total stockholders' equity...........................          22,330          (21,767)
                                                                 -------------    -------------
        Total liabilities and stockholders' equity...........    $    186,397     $    133,314
                                                                 =============    ============




                                                       See accompanying notes.


                                                   TV FILME, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                  YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------
                                                          1996         1997        1998
                                                          ----         ----        ----
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues ............................................   $ 31,388    $ 50,547    $ 45,408

Operating costs and expenses:
   System operating-Note 3 ..........................      9,593      17,631      19,617
   Selling, general and administrative .............      16,737      27,965      31,637
   Depreciation and amortization ....................      5,921      12,162      21,651
                                                        --------    --------      ------
        Total operating costs and expenses ..........     32,251      57,758      72,905
                                                        --------    --------      ------
        Operating loss ..............................       (863)     (7,211)    (27,497)

Other income (expense):
   Interest and other expense - Note 3 ..............     (1,049)    (19,167)    (19,810)
   Interest and other income - Note 3 ...............        664       8,985      11,300
   Monetary Loss ....................................         --          --      (4,213)
   Exchange and translation losses ..................       (762)     (1,863)          --
        Total other expense .........................     (1,147)    (12,045)    (12,723)
                                                        ---------   ---------   ---------
Net loss ............................................   $ (2,010)   $(19,256)   $(40,220)
                                                        =========   =========   =========
Net loss per share, basic and diluted ...............   $  (0.22)   $  (1.76)   $  (3.72)
                                                        ========    =========  ==========
Weighted average number of shares of common stock
     and common stock equivalents ...................      9,256      10,940      10,825
                                                        ========    =========  ==========

















                                                       See accompanying notes.

                                                   TV FILME, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                             FOR THE THREE YEARS ENDED DECEMBER 31, 1998





                                                   COMMON STOCK       ADDITIONAL       OTHER
                                              ---------------------    PAID-IN     COMPREHENSIVE   ACCUMULATED
                                              SHARES      PAR VALUE    CAPITAL          LOSS         DEFICIT           TOTAL
                                              ------      ---------    -------     -------------   -----------        --------

                                                          (IN THOUSANDS OF DOLLARS, EXCEPT SHARES)


BALANCE AT DECEMBER 31, 1995 ...........     6,193,996          62      10,070           --            (2,237)         7,895
Issuance of common stock and warrants ..     1,097,180          11       7,140           --                --          7,151
Non-cash compensation ..................            --          --         272           --                --            272
Initial public offering of common stock,
    net of costs .......................     2,875,000          29      24,343           --                --         24,372
Equity adjustment for restructuring ....            --                      --           --                68             68
Net loss for the year ..................            --          --          --           --            (2,010)        (2,010)
                                            ----------    --------   ---------    ---------       ------------     ----------
BALANCE AT DECEMBER 31, 1996 ...........    10,166,176         102      41,825           --            (4,179)        37,748
Issuance of common stock for payment of
    non-cash compensation ..............        36,163          --          75           --                 --            75
Conversion of outstanding warrants into
    Common stock .......................       622,800           6       3,757           --                 --         3,763
Net loss for the year ..................            --          --          --           --           (19,256)       (19,256)
                                            ----------    --------   ---------   ----------       ------------     ----------
BALANCE AT DECEMBER 31, 1997 ...........    10,825,139    $    108   $  45,657                    $   (23,435)     $  22,330
Cumulative translation adjustment ......            --          --          --      (3,877)                 --        (3,877)
Net loss for the year ..................            --          --          --           --           (40,220)       (40,220)
                                            ----------    --------   ---------   ----------       ------------     ----------
BALANCE AT DECEMBER 31, 1998 ...........    10,825,139    $    108   $  45,657   $  (3,877)       $   (63,655)     $ (21,767)
                                            ==========    ========   =========   ==========       ============     ==========















                                                       See accompanying notes.

                                                   TV FILME, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                     YEAR ENDED DECEMBER 31
                                                                             1996             1997             1998
                                                                             ----             ----             ----

                                                                                    (IN THOUSANDS OF DOLLARS

       CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss........................................................  $  (2,010)    $    (19,256)    $  (40,220)
       Adjustments to reconcile net loss to net cash
         provided by operating activities:
          Depreciation and amortization................................      5,921           12,162         22,050
          Provision for losses on accounts receivable..................      1,296            4,989          6,674
          Non-cash compensation........................................        272               75             --
          Amortization of debt issuance costs..........................         14              805          1,567
          Increase (decrease) in deferred installation fees............      3,222           (1,049)        (3,107)
          Monetary loss................................................         --               --          4,213
       Changes in operating assets and liabilities:
          Increase in accounts receivable..............................     (3,122)          (9,214)        (4,176)
          Increase in supplies.........................................     (1,089)          (2,582)           (32)
          (Increase) decrease in prepaid expenses and other current
          assets.......................................................       (678)          (2,003)           375
          (Increase) decrease in accrued interest receivable...........         --             (679)           679
          Increase in other assets.....................................       (421)          (1,292)        (6,449)
          Decease in pledged securities...............................          --           16,867         16,645
          Increase (decrease) in accounts payable......................      4,230            1,618         (9,023)
          Increase in payroll and other benefits payable...............        255              565            950
          Increase in accrued interest payable.........................        502              179            ---
          Increase  in accrued liabilities and taxes payable...........         51              649          3,522
                                                                        -----------    -------------    -----------
       Net cash provided by (used in) operating activities.............      8,443            1,884         (6,332)
                                                                        -----------    -------------    -----------

       CASH FLOWS FROM INVESTING ACTIVITIES
       Acquisitions:
          Property, plant and equipment................................    (25,225)         (37,082)       (14,062)
                                                                        -----------     ------------    -----------
       Net cash used in investing activities...........................    (25,225)         (37,082)       (14,062)
                                                                        -----------     ------------    -----------

       CASH FLOWS FROM FINANCING ACTIVITIES
       Increase (decrease) in short-term debt..........................      2,996           (2,926)            --
       Proceeds from initial public offering, net of costs ............     24,372               --             --
       Proceeds from issuance of senior notes, net of costs............    133,950               --             --
       Pledged securities..............................................    (33,512)              --             --
       Debt issuance costs.............................................         --             (819)            --
       Issuance of common stock and warrants...........................      7,151            3,763             --
       Increase (decrease) in payables from affiliates.................     (1,863)            (200)          (200)
                                                                        ------------    ------------    -----------
       Net cash provided by (used in) financing activities.............    133,094             (182)          (200)
                                                                        ------------    ------------    -----------
       Effect of exchange rate changes on cash.........................         --               --         (2,889)
                                                                        ------------    ------------    -----------
       Net change in cash and cash equivalents.........................    116,312          (35,380)       (23,483)
       Cash and cash equivalents at beginning of year..................         43          116,355         80,975
                                                                        ------------    ------------    -----------
       Cash and cash equivalents at end of year........................   $116,355      $    80,975     $   57,492
                                                                        ============    ============    ===========

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

         Accordingly, the consolidated financial statements of the Company include ITSA and its subsidiaries on a historical basis as though they have been part of the Company for all periods presented. All significant intercompany transactions and balances have been eliminated in consolidation.

         The Company develops, owns and operates pay television systems in markets in Brazil. The Company has established wireless cable operating systems in the cities of Brasilia, Goiania and Belem and has been awarded licenses to operate pay television systems in seven additional markets in Brazil.

         The Company is in the process of selecting a financial advisor to assist it in evaluating strategic alternatives, including a possible debt restructuring, and issues associated with the Company's debt service requirements. There can be no assurance that any transaction will result from this process or that any transaction pursued will be completed successfully. In addition, there can be no assurance that the Company will be able to meet future cash requirements.

         B. METHOD OF PRESENTATION

         The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States in U.S. dollars. Until December 31, 1997, amounts in Brazilian currency were remeasured into U.S. dollars in accordance with the methodology set forth in Statement of Financial Accounting Standards No. 52 ("SFAS 52") as it applies to entities operating in highly inflationary economies. Supplies, property, plant and equipment, intangibles and deferred installation fees and the related income statement accounts were remeasured at exchange rates in effect when the assets were acquired or the liabilities were incurred. All other assets and liabilities were remeasured at year end exchange rates, and all other income and expense items were remeasured at average exchange rates prevailing during the year. Remeasurement adjustments were included in exchange and translation gains (losses).

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

         Depreciation is computed on the straight-line basis using estimated useful lives ranging from 5 to 10 years for buildings and leasehold improvements, 5 years for machinery and equipment, furniture and fixtures and 4 years for installation costs. Prior to 1998, installation costs were depreciated over a 5 year period.

         G. INTANGIBLE ASSETS

         Intangible assets are comprised primarily of pay television licenses, which are amortized on a straight-line basis over a period of 10 years. Accumulated amortization at December 31, 1997 and 1998 was $449,000 and $817,000, respectively.

         H. REVENUE RECOGNITION

         Revenues from subscribers are recognized in the period service is rendered. Installation fees are recognized as revenue to the extent of direct selling costs incurred, with the remainder deferred and amortized to income over a four year period. Prior to 1998, such fees were amortized over a five year period.

         I. ALLOWANCE FOR DOUBTFUL ACCOUNTS

          The Company had an allowance for doubtful accounts of $1,710,000 and $387,000 at December 31, 1997 and 1998, respectively. Charges to the allowance during 1996, 1997 and 1998 were $945,000, $3,945,100 and $8,000,000, respectively.

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

         L.  FOREIGN EXCHANGE CONTRACTS

         The Company enters into foreign exchange contracts as a hedge against potential exchange rate variations on cash and cash equivalents held in foreign currency. Realized gains and losses are recognized, and the resulting credit or debit is recorded, in interest and other expense.

         M.  USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         N. COMPREHENSIVE INCOME

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

         O. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the FASB issued Statement No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES". The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

         2.  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is comprised of the following at December 31:

                                                                 1997     1998
                                                                 ----     ----
                                                               (IN MILLIONS OF
                                                                  DOLLARS)

Land.....................................................     $    1.0  $   1.0
Building and leasehold improvements......................          0.7      2.1
Machinery and equipment..................................         35.2     35.1
Furniture and fixtures...................................          1.1      1.4
Installation costs.......................................         45.4     50.2
                                                              --------  -------
                                                                  83.4     89.8
Accumulated depreciation.................................        (20.0)   (38.8)
                                                              --------- --------
                                                              $   63.4  $  51.0
                                                              ========= ========

         Depreciation  expense of  $5,762,000,  $12,009,000  and  $21,651,000 is included in the statements of operations for the years ended December 31, 1996, 1997 and 1998, respectively.

         3.  RELATED PARTY TRANSACTIONS

         Substantially all programming is supplied by a subsidiary of Tevecap S.A. ("Tevecap"), a stockholder of the Company, pursuant to a programming contract. Amounts paid to such affiliate in 1996, 1997 and 1998 were $6,731,000, $10,394,000 and $10,607,000 respectively. Through September 1997, the Company purchased from Tevecap a program guide which it distributed to its subscribers monthly. In October 1997, the Company discontinued purchasing the program guide produced by Tevecap and began producing and distributing its own program guide. Amounts paid to Tevecap for the program guide during 1996 and 1997 were $750,000 and $679,000, respectively.

         The Company purchased two licenses to operate wireless cable systems from Abril S.A. ("Abril") for $400,000 each, payable in four equal annual installments, which do not bear interest. The $200,000 which remained outstanding as of December 31, 1997 was repaid in February 1998.

         The Company purchases equipment and supplies from vendors under irrevocable letters of credit. Abril and a subsidiary of Tevecap guarantee such obligations from time to time. Total issued and outstanding letters of credit at December 31, 1997 and 1998 were $7,665,000 and $500,000, respectively. At December 31, 1997 and 1998, issued and outstanding letters of credit secured by affiliates were $110,000 and $0, respectively. The maturity of outstanding letters of credit at December 31, 1998 was 420 days.

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

         5.  STOCK-OPTION PLAN

         In connection with the Initial Public Offering, the Board of Directors of the Company adopted and the stockholders of the Company approved the 1996 Stock Option Plan (such plan, as subsequently amended in September 1997 and October 1998, is hereinafter referred to as the "Plan"). The Plan provides for the grant of stock options to officers, key employees, consultants and directors of the Company. The Plan is administered by the Compensation Committee of the Board and the total number of shares of Common Stock for which options may be granted pursuant to the Plan is 1,736,432, subject to certain adjustments reflecting changes in the Company's capitalization. The Plan allows the granting of incentive stock options, which may not have an exercise price below the greater of par value or the market value on the date of grant, and non-qualified stock options, which have no restrictions as to exercise price other than the exercise price cannot be below par value. All options must be exercised no later than 10 years from the date of grant. Options to purchase 407,000 shares of Common Stock were granted upon the consummation of the Initial Public Offering, 297,000 of which are exercisable at $10.00 per share, and 110,000 of which were exercisable at $11.00 per share, and which generally vest 20% per year for five years beginning on the first anniversary of consummation of the Initial Public Offering.

         Additional options to purchase Common Stock were granted as follows:

                                                NUMBER OF          EXERCISE
                            DATE                OPTIONS             PRICE
                         ----------            ---------          ---------
                         Dec.  1996              10,000            $11.750
                         Feb.  1997              10,000            $11.750
                         July  1997              15,000            $10.125
                         Oct.  1997             308,500             $6.000
                         Dec.  1997             150,000             $5.625
                         July  1998              10,000             $3.875


          Of the total number of options which were exercisable as of December 31, 1998, 210,000 options have expired in accordance with their terms.

         Pro forma information regarding net loss and loss per share has been determined as if the Company had accounted for its employee stock options under the fair value method of FASB Statement No. 123, "Accounting for Stock-Based Compensation." The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1998, respectively: risk-free interest rate of 5.5% and 5.7%, dividend yield of 0% and 0%; volatility factor of the expected market price of the Common Stock of .46 and .68; and a weighted-average expected life of the option of 7.5 and 7.5 years.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information for the year ended December 31, 1997 follows (in thousands of dollars):

                                            1997            1998
                                        -----------     ----------
           Pro forma net loss             $(19,812)     $ (41,059)
           Pro forma loss per share          (1.81)     $   (3.79)


         6.  LONG-TERM DEBT

         On December 20, 1996, the Company issued $140 million principal amount of 12-7/8% Senior Notes due December 15, 2004 (the "Senior Notes"). The proceeds of the Senior Notes were loaned to ITSA and evidenced by an intercompany note. Interest is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 1997. Of the $140 million loaned to ITSA, approximately $33.5 million was used to purchase U.S. government securities, scheduled interest and principal payments on which was in an amount sufficient to provide for payment in full when due of the first four scheduled interest payments on the Senior Notes, the last of which occurred on December 15, 1998. Debt issuance costs are capitalized and amortized over the period of the debt under the effective yield method.

         The Senior Notes are redeemable on or after December 15, 2000 at the option of the Company, in whole or in part from time to time, at specified redemption prices declining annually to 100% of the principal amount on or after December 15, 2003, plus accrued interest. The Senior Notes contain certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness and pay dividends or make certain other distributions. Upon a change of control, the Company is required to make an offer to purchase the Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any. In accordance with the covenants of the Senior Notes and the Company's current level of leverage, at December 31, 1998 it is unable to make any dividend payments.

         The Company believes that the Senior Notes, as of December 31, 1998, were trading at approximately 20% - 25% of the principal value.

         7.  INCOME TAXES

         The reasons for the difference between total tax expense (benefit) and the amount computed by applying the effective Brazilian tax rate to income before income taxes are as follows:

                                                            1996        1997          1998
                                                            ----        ----          ----
                                                              (IN THOUSANDS OF DOLLARS)
Income taxes (benefit) at effective
      Brazilian rate..................................  $   (613)    $ (6,354)      $(13,273)
Effect of monetary adjustments under
      Brazilian tax law...............................        --           --             --
Nondeductible compensation expense....................        78          215          1,651
Effect of change in tax rate..........................      (232)         103             --
Other.................................................        --           --             --
Increase (decrease) in valuation allowance............       767        6,036         11,622
                                                        ---------    ---------      ---------
Tax expense (benefit).................................  $     --     $     --       $     --
                                                        =========    =========      =========

         The Company has not recognized any future income tax benefit for its net operating loss carryforwards in excess of net deferred tax liabilities as it is not assured that it will be able to realize a benefit for such losses in the future. The net operating loss carryforwards amounted to $66,921 at December 31, 1998. Under Brazilian law, net operating losses may be carried forward for an unlimited period of time. Use of these losses, however, is restricted to 30% of taxable income in a tax period.

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The approximate effect of temporary differences as of December 31, 1997 and 1998 is as follows:

                                                        1997           1998
                                                        ----           ----
                                                          (IN THOUSANDS OF
                                                              DOLLARS)
Deferred tax assets
Net operating loss carryforwards...................    $14,544       $21,414
Deferred installation fees.........................      2,369         1,185
Other..............................................        225         2,912
                                                      ---------    ---------
                                                        17,138        25,511
Valuation allowance................................     (7,216)      (18,838)
                                                      ---------    ---------
                                                       $ 9,922     $   6,673
                                                      =========    =========
Deferred tax liabilities
Fixed assets.......................................    $ 9,922     $   6,673
Other..............................................         --            --
                                                      --------     ---------
                                                       $ 9,922     $   6,673
                                                     =========     =========

         Effective January 1, 1997, the effective Brazilian tax rate increased from 30.5% to 33%. This has been reflected in the deferred tax assets and liabilities at December 31, 1996.

         8. Commitments

         The Company leases office space, vehicles and satellite transponder space, and has entered into various transmission tower rental agreements. Rent expense amounted to approximately $2,062,000, $2,091,080 and $3,508,000 for the years ended December 31, 1996, 1997 and 1998, respectively. A substantial number of these rental agreements are renewed on a continuous basis. The Company also has entered into various contracts to secure programming. These agreements are readjusted periodically.

         Lease commitments at December 31, 1998 are as follows:


      1999.................................................    $ 2,340,000
      2000.................................................      1,830,000
      2001.................................................      1,150,000
      2002.................................................      1,020,000

         9. Foreign Exchange Contracts

          At December 31, 1998, the Company had $24.1 million of contracts maturing January 11, 1999. These contracts allow the Company to receive in REAIS, at maturity, the dollar equivalent of the contract value calculated using the exchange rate as of the maturity date. At maturity, the Company is required to pay the contract value plus interest calculated using the interbank lending rate during the life of the contract. Net contract gains, if any, are subject to a 20% tax levied in Brazil. Unrealized losses as of December 31, 1998 totaled $852,000.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth certain information with respect to the persons who are members of the Board of Directors or are executive officers of the Company as of March 23, 1999.

                     NAME                      AGE                       POSITION
                     ----                      ---                       --------
Hermano Studart Lins de Albuquerque             36         Chief Executive Officer, Secretary
                                                           and Director
Carlos Andre Studart Lins de Albuquerque        34         President, Chief Operating Officer,
                                                           acting Chief Financial Officer and
                                                           Director
Douglas M. Karp                                 43         Managing Director of E.M. Warburg,
                                                           Pincus & Co. LLC
Gary D. Nusbaum                                 32         Managing Director of E.M. Warburg,
                                                           Pincus & Co. LLC
Jose Augusto Pinto Moreira                      55         President of Tevecap S.A.
Douglas Duran                                   45         Chief Financial Officer of Tevecap
                                                           S.A.

         The business experience of each of the directors and executive officers of the Company during the last five years is as follows:

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

         CARLOS ANDRE STUDART LINS DE ALBUQUERQUE, one of the co-founders of the Company, has served as President, Chief Operating Officer and a director of the Company since its incorporation and as the acting Chief Financial Officer since October 1998. Mr. Lins also served as Treasurer of the Company from its incorporation until July 1997. Mr. Lins received a Bachelor of Science degree in Physics from the University of Brasilia and a Bachelor of Science degree in Mathematics from the University of Ceub. Mr. Lins is the brother of Mr. Hermano Studart Lins de Albuquerque.

         DOUGLAS M. KARP has served as Chairman of the Board of the Company since its incorporation. Mr. Karp has been a General Partner of Warburg, Pincus & Co. and a Member and Managing Director of E.M. Warburg, Pincus & Co., LLC and its predecessors since May 1991. Prior to joining E.M. Warburg, Pincus & Co., LLC, Mr. Karp held several positions with Salomon Inc., including Managing Director from January 1990 to May 1991, Director from January 1989 to December 1989 and Vice President from October 1986 to December 1988. Mr. Karp is a director of Journal Register Company, Qwest Communications International, Inc., Golden Books Family Entertainment, Inc., Primus Telecommunications Group, Incorporated, Paging Network do Brasil S.A. and several privately held companies.

         GARY D. NUSBAUM has served as a director of the Company since July 1998. Mr. Nusbaum also served as a director of the Company from its incorporation to March 1997 and as Vice President of the Company from its incorporation to December 1996. Mr. Nusbaum has been a General Partner of Warburg, Pincus & Co. and a Member and Managing Director of E.M. Warburg, Pincus & Co., LLC since January 1997. Mr. Nusbaum was a Vice President of Warburg, Pincus Ventures, Inc. from January 1995 to January 1997 and was an Associate at Warburg, Pincus Ventures, Inc. from September 1989 to December 1994. Mr. Nusbaum is a director of Journal Register Company, Paging Network do Brasil S.A. and several privately held companies.

         JOSE AUGUSTO PINTO MOREIRA has served as a director of the Company since its incorporation. Mr. Moreira has been President of Tevecap S.A. since February 1999 and prior to that served as the Executive Vice-President of Finance and Administration of Abril S.A. since 1982. Mr. Moreira is a director of several privately held companies.

         DOUGLAS DURAN has served as a director of the Company since August 1998. Mr. Duran has been the Chief Financial Officer of Tevecap S.A. since 1994 and served as TVA Related Companies' Director of Tevecap S.A. from October 1991 to 1994. Prior to joining Tevecap S.A., Mr. Duran was employed by Abril S.A. for more than 20 years, most recently as its Treasury Director.

         The number of directors of the Company, as determined by the Board of Directors is seven. There is currently one open Board seat. The Board consists of three classes: Class I, Class II and Class III, as nearly equal in number as possible. One of the three classes, comprising approximately one-third of the directors, is elected each year to succeed the directors whose terms are expiring. Directors hold office until the annual meeting for the year in which their terms expire and until their successors are elected and qualified unless, prior to that date, they have resigned, retired, or otherwise left office. In accordance with the Company's Certificate of Incorporation, Class III directors are to be elected at the 1999 Annual Meeting of Stockholders, Class I directors are to be elected at the 2000 Annual Meeting of Stockholders and Class II directors are to be elected at the 2001 Annual Meeting of Stockholders.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors, certain officers and persons holding more than 10% of a registered class of the Company's equity securities to file reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "Commission") and any exchange on which the Company's securities are traded. Directors, certain officers and greater than 10% stockholders are also required by Commission regulations to furnish the Company with copies of all such reports that they file. Based on the Company's review of copies of such forms provided to it, the Company believes that all filing requirements were complied with during the fiscal year ended December 31, 1998.

Item 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning compensation for services in all capacities awarded to, earned by, or paid to, any person acting as the Company's Chief Executive Officer during 1998, regardless of the amount of compensation paid, and the other most highly compensated executive officers of the Company whose aggregate cash and cash equivalent compensation exceeded $100,000 (collectively, the "Named Executive Officers"):

                                                                                    LONG-TERM
                                                                                    COMPENSATION
                                                  ANNUAL COMPENSATION               AWARDS
                              --------------------------------------------------    ------------
                                                                      OTHER         SECURITIES       ALL OTHER
                                                                      ANNUAL        UNDERLYING     COMPENSATION
     NAME AND POSITION       YEAR    SALARY ($)     BONUS ($)    COMPENSATION(1)    OPTIONS (#)       ($)(2)
     -----------------       ----    ----------     ---------    ---------------    -----------       ------
Hermano Studart
   Lins de Albuquerque,....  1998    $201,748      $125,000        $   --                --           $6,425
   Chief Executive Officer   1997     143,750       150,000(3)         --             100,000          6,250
                             1996     113,979       200,000(3)         --             110,000            --

Carlos Andre Studart
   Lins de Albuquerque,....  1998     201,748       125,000            --                --            $6,425
   President, Chief          1997     143,750       150,000(3)         --             100,000           6,250
   Operating Officer and     1996     113,979       200,000(3)         --             110,000             --
   acting Chief Financial
   Officer

Alvaro J. Aguirre,
   Chief Financial
   Officer(5)..............  1998     151,000          -0-           22,712(2)           --               --
                             1997     143,750       150,000(3)          --            100,000             --
                             1996      62,499       200,000(3)          --            110,000             --


---------------------

(1) The amount reflected for Mr. Aguirre for 1998 includes $13,500.00 of housing allowance expense and $9,212 of car allowance. No other amounts have been reflected in this column for any Named Executive Officer because the aggregate value of perquisites and other personal benefits for each officer in the specified years was below the Commission's threshold for disclosure (i.e., the lesser of $50,000 or 10% of the total of annual salary and bonus for such officer).

(2)  Represents Company paid life insurance premiums.

(3) Includes non-cash bonus payments made to the Named Executive Officers in the form of Common Stock in the following amounts (i) for 1997, $25,000 to each Named Executive Officer and (ii) for 1996, $123,333 to Messrs. Hermano Lins and Carlos Andre Lins and $25,000 to Mr. Aguirre.

(4) Mr. Carlos Andre Lins assumed the duties of acting Chief Financial Officer following Mr. Aguirre's resignation in October 1998.

(5)  Mr. Aguirre joined the Company in June 1996 and resigned in October 1998.

EMPLOYMENT AGREEMENTS

         The Company and ITSA have entered into employment agreements with each of Messrs. Hermano Lins and Carlos Andre Lins, pursuant to which Mr. Hermano Lins serves full time as Chief Executive Officer of the Company, Mr. Carlos Andre Lins serves full time as President and Chief Operating Officer of the Company, and each has agreed to serve in comparable executive positions at ITSA. The minimum annual base salary under such agreements for each of Messrs. Lins is $125,000. Such salaries are reviewed at least annually by the Board and may be increased but not decreased. In addition, each of Messrs. Lins is eligible to receive an annual bonus, payable by ITSA, in amounts determined by the Board taking into consideration, among other things, the financial and operating performance of the Company. Pursuant to each of Messrs. Lins's employment agreements, if the Company terminates the executive's employment either without "cause" (as defined therein) or because of the death of the executive, ITSA is required to pay the executive any unpaid base salary accrued through the date of termination, plus an amount equal to an additional 12 months' base salary. Although Brazilian law does not permit employment agreements of this type to be for a fixed term, each agreement does include a non-competition provision and a prohibition on the solicitation of clients and employees.

STOCK OPTIONS

STOCK OPTION PLAN

         In July 1998 the Board adopted, and in October 1998 the stockholders of the Company approved, the Amended and Restated Stock Option Plan which provides for the grant to officers, key employees and consultants of the Company of both "incentive stock options", within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and stock options that are non-qualified for U.S. federal income tax purposes. The total number of shares of Common Stock for which options may be granted pursuant to the Stock Option Plan is 1,736,432, subject to certain adjustments reflecting changes in the Company's capitalization. In addition, no employee may receive options for more than 200,000 shares of Common Stock in the aggregate in any fiscal year. The Stock

Option Plan is administered by the Compensation Committee. The Compensation Committee determines, among other things, which officers, employees and consultants receive options under the plan, the time when options are granted, the type of option (incentive stock options or non-qualified stock options, or both) to be granted, the number of shares subject to each option, the time or times when the options become exercisable, and, subject to certain conditions discussed below, the option price and duration of the options. Members of the Company's Compensation Committee are not eligible to receive options under the Stock Option Plan.

         The exercise price for incentive stock options is determined by the Compensation Committee, but may not be less than the fair market value on the date of grant and the term of any such option may not exceed ten years from the date of grant. With respect to any participant in the Stock Option Plan who owns stock representing more than 10% of the voting power of the outstanding capital stock of the Company, the exercise price of any incentive stock option may not be less than 110% of the fair market value of such shares on the date of grant and the term of such option may not exceed five years from the date of grant.

         The exercise price of non-qualified stock options is determined by the Compensation Committee on the date of grant, but may not be less than the par value of the Common Stock on the date of grant, and the term of such option may not exceed ten years from the date of grant.

         Payment of the option price may be made by certified or bank cashier's check, by tender of shares of Common Stock then owned by the optionee or by any other means acceptable to the Company. Options granted pursuant to the Stock Option Plan are not transferrable, except by will or the laws of descent and distribution in the event of death. During an optionee's lifetime, the options are exerciseable only by the optionee.

         The Board has the right at any time and from time to time to amend or modify the Stock Option Plan, without the consent of the Company's stockholders or optionees; provided that no such action may adversely affect options previously granted without the optionee's consent, and provided further than no such action, without the approval of the stockholders of the Company, may increase the total number of shares of Common Stock which may be purchased pursuant to options granted under the plan, expand the class of persons eligible to receive grants of options under the plan, decrease the minimum option price, extend the maximum term of options granted under the plan or extend the term of the plan. The expiration date of the Stock Option Plan after which no option may be granted thereunder is 2006.

YEAR-END VALUE TABLE

         The following table sets forth information regarding the number and year end value of unexercised options held at December 31, 1998 by each of the Named Executive Officers. No options or stock appreciation rights were exercised by the Named Executive Officers during fiscal 1998.


                            FISCAL 1998 OPTION VALUES

                                               NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                              UNDERLYING UNEXERCISED              "IN-THE-MONEY" (1)
                                                 OPTIONS AT FISCAL                OPTIONS AT FISCAL
                                                   YEAR-END (#)                      YEAR-END ($)
NAME                                         EXERCISABLE/UNEXERCISABLE        EXERCISABLE/UNEXERCISABLE
----                                         -------------------------        -------------------------
Hermano Studart Lins
   de Albuquerque........................         64,000/146,000                       $0/$0
Carlos Andre Studart Lins
   de Albuquerque........................         64,000/146,000                       $0/$0
Alvaro J. Aguirre........................        130,000/80,000(2)                     $0/$0

------------
(1) Options are "in-the-money" if the fair market value of the underlying securities exceeds the exercise price of the options. The amounts set forth represent the difference between $0.375 per share, the fair market value of the Common Stock issuable upon exercise of options at December 31, 1998, and the exercise price of the option, multiplied by the applicable number of options.
(2) All options which were exercisable by Mr. Aguirre as of December 31, 1998 have expired in accordance with their terms.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 1998, the members of the Compensation Committee were Messrs. Karp, Moreira, Libowitz (from January through June) and Nusbaum (from June through December). Mr. Karp is the Chairman of the Board, a position which was an officer position of the Company until December 1996, and Mr. Nusbaum was a Vice President of the Company. Messrs. Karp and Nusbaum are general partners of Warburg, Pincus & Co., a New York general partnership ("WP") which is the sole general partner of Warburg, Pincus Investors, L.P. ("Warburg, Pincus"). Mr. Moreira is the Executive Vice-President of Finance and Administration of Abril S.A. Mr. Libowitz, who resigned as a director in June 1998, is a general partner of Warburg Pincus.

COMPENSATION OF DIRECTORS

         Independent directors are eligible to receive an annual fee of $10,000, a meeting fee of $1,000 for every meeting of the Board of Directors attended and each committee meeting held separately and a $500 fee for each meeting of the Board and each committee meeting participated in by telephone. All directors are reimbursed for out-of-pocket expenses. Under the Stock Option Plan, the Company may, from time to time and in the sole discretion of the Board, grant options to directors who are not members of the Compensation Committee.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock, as of March 23, 1999, by (i) each person known to the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each of the Company's directors, (iii) each of the Named

Executive Officers, and (iv) all directors and executive officers as a group. All information with respect to beneficial ownership has been furnished to the Company by the respective stockholders of the Company.

                                               AMOUNT AND NATURE OF   PERCENTAGE
                                                    BENEFICIAL            OF
NAME AND ADDRESS (1)                                OWNERSHIP (2)     CLASS (2)
--------------------                             ------------------  -----------
Warburg, Pincus Investors, L.P.
   466 Lexington Avenue
   New York, New York 10017(3)...............      4,937,008            45.6%
Tevecap S.A.
   Rua do Rocio, 313
   Suite 101
   Sao Paulo, Brazil.........................      1,500,455             13.9
Maria Nise Studart Lins de Albuquerque.......      1,069,520              9.9
Hermano Studart Lins de Albuquerque(4).......        333,134              3.1
Carlos Andre Studart Lins de Albuquerque(4)..        333,134              3.1
Douglas M. Karp(5)...........................      4,937,008             45.6
Jose Augusto Pinto Moreira(6)................      1,500,455             13.9
Douglas Duran (6)............................      1,500,455             13.9
Gary D. Nusbaum (5)..........................      4,937,008             45.6
Alvaro J. Aguirre............................          9,294                *
All executive officers and directors
  as a group (6 persons).....................      7,103,731             65.4

--------------------------
*        Less than 1%.

(1) Unless otherwise indicated above or in footnote 5 below, the address for each stockholder identified above is TV Filme, Inc. c/o ITSA-Intercontinental Telecomunicacoes Ltda, SCS Quadra 07-Bl.A, Ed. Executive Tower, Sala 601, 70.300-911 Brasilia-DF, Brazil.

(2) Beneficial ownership is determined in accordance with the rules of the Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of March 23, 1999 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name.

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

(4) Includes the following number of shares of Common Stock which the executive officers have the right to acquire through the exercise of options within 60 days of March 23, 1999: Mr. Hermano Lins, 64,000; and Mr. Carlos Andre Lins, 64,000.

(5) All of the shares indicated as owned by Messrs. Karp and Nusbaum are owned directly by Warburg, Pincus and are included because of their affiliation with Warburg, Pincus. Mr. Karp, the Chairman of the Board of the Company, and Mr. Nusbaum, a Director of the Company, are Managing Directors and Members of E.M. Warburg and General Partners of WP. As such, Messrs. Karp and Nusbaum may be deemed to have an indirect pecuniary interest, within the meaning of Rule 16a-1 under the Exchange Act, in an indeterminate portion of the shares of Common Stock beneficially owned by Warburg, Pincus and WP. Messrs. Karp and Nusbaum disclaim "beneficial ownership" of these shares within the meaning of Rule 13d-3 under the Exchange Act. The address of Messrs. Karp and Nusbaum is c/o E.M. Warburg, Pincus & Co., LLC, 466 Lexington Avenue, New York, New York 10017.

(6) All of the shares indicated as owned by Mr. Moreira and Mr. Duran are owned directly by Tevecap and are included because of Mr. Moreira's and Mr. Duran's respective affiliations with Tevecap. Messrs. Moreira and Duran each disclaim "beneficial ownership" of these shares within the meaning of Rule 13d-3 under the Exchange Act.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         From time to time during January 1994 to March 1996, Tevecap and certain of its affiliates made short-term loans to the Company for working capital purposes. During this period, the maximum amount outstanding pursuant to such loans was approximately $6.4 million. During April 1996, the Company resumed borrowing from Tevecap and its affiliates for working capital purposes, all of which borrowings were repaid with the proceeds of the Company's initial public offering with the exception of $200,000 which was due in February 1997 and 1998, each of which has been repaid in full.

         In July 1994, the Company, Tevecap and certain other parties thereto entered into an agreement pursuant to which Tevecap agreed to provide programming exclusively to the Company in certain areas (the "Programming Agreement"). In June 1996, the Programming Agreement was amended and restated effective August 2, 1996. In the years ended December 31, 1996, 1997 and 1998, TVA Sistema's and its affiliates' revenues from the Company aggregated approximately $6.7 million, $10.4 million and $10.6 million, respectively.

         In late 1994, TV Filme Servicos purchased licenses to operate the Company's wireless cable systems in Goiania and Belem from an affiliate of TVA Sistem for a purchase price of $400,000 each. The Company believes such prices were below fair market value. Such purchase prices were payable in equal annual installments of $100,000 per license, due in February of each of the years 1995, 1996, 1997 and 1998. The final installment was paid by the Company in February 1998.

         In connection with the Company's initial public offering, the Company entered into the restructuring (the "Restructuring") pursuant to which all of the preferred stock of ITSA was converted into common stock of ITSA and each share of common stock of ITSA was exchanged for 1,844 shares of Common Stock of the Company. Pursuant to the Restructuring, (i) 51% of the voting stock of TV

Filme Servicos was transferred to TVTEL Ltda., an entity all the stock of which is owned by certain stockholders of the Company who are Brazilian nationals, including certain directors and executive offices of the Company (namely Tevecap, Mrs. Maria Nise Lins, Messrs. Hermano Lins and Carlos Andre Lins and Ms. Maria Veronica Lins), with ITSA retaining 49% of the voting stock and 83% of the economic interests in TV Filme Servicos; (ii) the operating assets of the wireless cable systems of Brasilia were transferred from TV Filme Servicos to TV Filme Brasilia; and (iii) TV Filme Servicos entered into various agreements with ITSA and its subsidiaries pursuant to which, among other things, TV Filme
Servicos has authorized ITSA to operate the existing wireless cable systems under its current licenses. The Company has a representative on the executive management team of TV Filme Servicos and any sale or transfer of any current or future license held by TV Filme Servicos is prohibited. ITSA entered into various agreements with TV Filme Servicos which authorize ITSA's subsidiaries to operate the existing wireless cable systems under its current licenses and all other pay television systems under future licenses. As of November 1997, the licenses to operate the existing wireless cable system were transferred from TV Filme Servicos to the respective operating companies, TV Filme Brasilia Servicos de Telecomunicacoes Ltda., TV Filme Goiania Brasilia Servicos de Telecomunicacoes Ltda and TV Filme Belem Brasilia Servicos de Telecomunicacoes Ltda.

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

(B)      REPORTS ON FORM 8-K.

         During the fourth quarter of 1998, the Company filed two Current Reports on Form 8-K. The first Form 8-K was filed by the Company on November 25, 1998, pursuant to Item 5 thereof, announcing its intention to commence a tender offer for its outstanding 12-7/8% Senior Notes due 2004 and also announcing that the Company had received notice from the Nasdaq Stock Market that it had determined that delisting of the Company's common stock was appropriate due to the Company's inability to satisfy certain Nasdaq maintenance requirements. The second Form 8-K was filed by the Company on December 16, 1998, also pursuant to
Item 5 thereof announcing that it had amended certain terms of the Company's proposed tender offer.

(C)      INDEX TO EXHIBITS.

         The following is a list of all Exhibits filed as part of this Report:

  EXHIBIT
   NUMBER                          DESCRIPTION OF DOCUMENT
-------------            -         -----------------------
    *3.1(i) Certificate of Incorporation of TV Filme (incorporated herein by reference to Exhibit 3.1 to TV Filme's Registration Statement on Form S-1, dated May 3, 1996, Registration No. 333-4512 ("TV Filme's S-1")).
    *3.1(ii) Amended and Restated By-Laws of TV Filme (incorporated herein by reference to Exhibit 3.1(ii) to TV Filme's Form 10-Q for the fiscal quarter ended June 30, 1997, File No. 0-28670).
    *4.1 Indenture, dated as of December 20, 1996, between TV Filme and IBJ Schroder Bank & Trust Company, as Trustee (including the form of the Senior Notes) (incorporated herein by reference to
                Exhibit 4.1 to TV Filme's Registration Statement on Form S-4, dated February 4, 1997, Registration No. 333-21057 ("TV Filme's S-4")).
    *4.2 Registration Rights Agreement, dated December 20, 1996, between TV Filme and Bear, Stearns & Co. Inc., BT Securities Corporation, J.P. Morgan Securities Inc. and Alex. Brown & Sons Incorporated (incorporated herein by reference to Exhibit 4.2 to TV Filme's S-4).
    *4.3 Purchase Agreement, dated December 16, 1996, between TV Filme and Bear, Stearns & Co. Inc., BT Securities Corporation, J.P. Morgan Securities Inc. and Alex. Brown & Sons Incorporated, as the Initial Purchasers (incorporated herein by reference to Exhibit 4.3 to TV Filme's S-4).

    *4.4        Note, dated December 20, 1996, of ITSA to TV Filme (incorporated herein by reference to Exhibit 4.4 to TV Filme's S-4).
    *4.5        Note Pledge Agreement, dated as of December 20, 1996, between TV
                Filme and IBJ Schroder Bank & Trust Company, as Collateral Agent
                (incorporated  herein by  reference to Exhibit 4.5 to TV Filme's
                S-4).
    *4.6        Collateral Pledge and Security  Agreement,  dated as of December
                20, 1996,  among ITSA,  TV Filme and IBJ  Schroder  Bank & Trust
                Company, as Collateral Agent  (incorporated  herein by reference to Exhibit 4.6 to TV Filme's S-4).
    *4.7        Subsidiary Guarantee,  dated as of December 20, 1996, made by TV
                Filme Brasilia Servicos de Telecomunicacoes (incorporated herein by reference to Exhibit 4.7 to TV Filme's S-4).
    *4.8        Subsidiary Guarantee,  dated as of December 20, 1996, made by TV
                Filme Belem Servicos de Telecomunicacoes (incorporated herein by reference to Exhibit 4.8 to TV Filme's S-4).
    *4.9        Subsidiary Guarantee,  dated as of December 20, 1996, made by TV
                Filme Goiania Servicos de Telecomunicacoes  (incorporated herein by reference to Exhibit 4.9 to TV Filme's S-4).
  **10.1        Amended and Restated Stock Option Plan.+
   *10.2        Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to TV Filme's S-1).+
   *10.3        Stockholders Agreement,  dated as of July 26, 1996, entered into by and among Warburg,  Pincus,  Tevecap, Mrs. Maria Nise Studart
                Lins de  Albuquerque,  Mr. Hermano  Studart Lins de Albuquerque,
                Mr.  Carlos  Andre  Studart  Lins de  Albuquerque  and Ms. Maria
                Veronica  Studart Lins de  Albuquerque  (incorporated  herein by reference to Exhibit 10.3 to TV Filme's S-4).
   *10.4        Registration  Rights  Agreement,  dated  as of  July  26,  1996, entered into by and among Warburg,  Pincus,  Tevecap, Mrs. Maria
                Nise Studart Lins de  Albuquerque,  Mr. Hermano  Studart Lins de
                Albuquerque,  Mr. Carlos Andre Studart Lins de Albuquerque,  Ms.
                Maria  Veronica  Studart Lins de  Albuquerque,  Joseph  Wallach,
                Donald  Deely  Pearson  and TV  Filme  (incorporated  herein  by reference to Exhibit 10.4 to TV Filme's S-4).
   *10.5        Employment Agreement, dated as of July 26, 1996, entered into by and  among  TV  Filme,  ITSA  and Mr.  Hermano  Studart  Lins de
                Albuquerque (incorporated herein by reference to Exhibit 10.5 to
                TV Filme's S-4).+
   *10.6        Employment Agreement, dated as of July 26, 1996, entered into by and among TV Filme,  ITSA and Mr.  Carlos Andre  Studart Lins de
                Albuquerque (incorporated herein by reference to Exhibit 10.6 to
                TV Filme's S-4).+
   *10.7        Programming  License  Agreement,  dated  as of  June  27,  1996, entered  into by and between TV Filme and Tevecap  (incorporated herein by reference to Exhibit 10.12 to TV Filme's S-4).
   *10.8        Master Operating  Agreement,  dated as of July 26, 1996, entered into  by  and  among  TV  Filme,  ITSA  and  TV  Filme  Servicos
                (incorporated herein by reference to Exhibit 10.13 to TV Filme's
                S-4).
   *10.9        Articles  of  Association  of TV  Filme  Servicos  (incorporated herein by reference to Exhibit 10.14 to TV Filme's S-4).
   *10.10       Form of  Indemnification  Agreement  between  TV  Filme  and the directors and officers parties thereto  (incorporated  herein by reference to Exhibit 10.12 to TV Filme's S-1).+
  **21          List of Subsidiaries of TV Filme.
  **23.1        Consent  of  Ernst  &  Young   Auditores   Independentes   S.C.,
                independent auditors.
  **24          Powers of Attorney (Appears on signature page).
  **27.1        Financial Data Schedule.
-----------
 +  Management contract or compensatory plan or arrangement.
 *  Incorporated herein by reference.
**  Filed herewith.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 13th day of April, 1999.

                                 TV FILME, INC.


                  By: /S/ HERMANO STUDART LINS DE ALBUQUERQUE
                      ---------------------------------------
                      Hermano Studart Lins de Albuquerque
                      Chief Executive Officer

         KNOWN BY ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Hermano Studart Lins de Albuquerque and Carlos Andre Studart Lins de Albuquerque his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 13th day of April, 1999.

                 SIGNATURE                   TITLE(S)

        /s/ HERMANO STUDART LINS DE          Chief Executive Officer,
             ALBUQUERQUE                     Secretary and Director
-----------------------------------------    (Principal Executive Officer)
 Hermano Studart Lins de Albuquerque

     /s/ CARLOS ANDRE STUDART LINS DE        President, Chief Operating Officer,
             ALBUQUERQUE                     acting Chief Financial Officer
-----------------------------------------    (Principal Financial and Accounting
Carlos Andre Studart Lins de Albuquerque     Officer) and Director


         /S/ DOUGLAS M. KARP                 Chairman and Director
-----------------------------------------
              Douglas M. Karp

   /S/ JOSE AUGUSTO PINTO MOREIRA            Director
-----------------------------------------
        Jose Augusto Pinto Moreira

          /S/ DOUGLAS DURAN                  Director
-----------------------------------------
               Douglas Duran

         /S/ GARY D. NUSBAUM                 Director
-----------------------------------------
              Gary D. Nusbaum


   EXHIBIT                                                                               SEQUENTIALLY
   NUMBER                                DESCRIPTION OF DOCUMENT                         NUMBERED PAGE
------------                             -----------------------                         -------------

    *3.1(i)      Certificate of Incorporation of TV Filme  (incorporated  herein
                 by  reference  to  Exhibit  3.1  to  TV  Filme's   Registration
                 Statement  on Form S-1,  dated May 3,  1996,  Registration  No.
                 333-4512 ("TV Filme's S-1")).
    *3.1(ii)     Amended and Restated By-Laws of TV Filme  (incorporated  herein by reference to Exhibit 3.1(ii) to TV Filme's Form 10-Q for the fiscal quarter ended June 30, 1997, File No. 0-28670).
    *4.1         Indenture,  dated as of December 20, 1996, between TV Filme and
                 IBJ Schroder Bank & Trust  Company,  as Trustee  (including the form of the Senior Notes)  (incorporated herein by reference to
                 Exhibit 4.1 to TV Filme's  Registration  Statement on Form S-4,
                 dated February 4, 1997, Registration No. 333-21057 ("TV Filme's
                 S-4")).
    *4.2         Registration Rights Agreement, dated December 20, 1996, between
                 TV  Filme  and  Bear,   Stearns  &  Co.  Inc.,   BT  Securities
                 Corporation, J.P. Morgan Securities Inc. and Alex. Brown & Sons
                 Incorporated  (incorporated  herein by reference to Exhibit 4.2 to TV Filme's S-4).
    *4.3         Purchase  Agreement,  dated December 16, 1996, between TV Filme and Bear, Stearns & Co. Inc., BT Securities  Corporation,  J.P.
                 Morgan Securities Inc. and Alex. Brown & Sons Incorporated,  as
                 the Initial  Purchaser  (incorporated  herein by  reference  to
                 Exhibit 4.3 to TV Filme's S-4).
    *4.4         Note,   dated   December  20,   1996,   of  ITSA  to  TV  Filme
                 (incorporated  herein by reference to Exhibit 4.4 to TV Filme's
                 S-4).
    *4.5         Note Pledge Agreement,  dated as of December 20, 1996,  between
                 TV Filme and IBJ Schroder Bank & Trust  Company,  as Collateral
                 Agent  (incorporated  herein by  reference to Exhibit 4.5 to TV
                 Filme's S-4).
    *4.6         Collateral Pledge and Security Agreement,  dated as of December
                 20, 1996,  among ITSA,  TV Filme and IBJ Schroder  Bank & Trust
                 Company, as Collateral Agent (incorporated  herein by reference to Exhibit 4.6 to TV Filme's S-4).
    *4.7         Subsidiary Guarantee, dated as of December 20, 1996, made by TV
                 Filme  Brasilia  Servicos  de  Telecomunicacoes   (incorporated
                 herein by reference to Exhibit 4.7 to TV Filme's S-4).
    *4.8         Subsidiary Guarantee, dated as of December 20, 1996, made by TV
                 Filme Belem Servicos de Telecomunicacoes  (incorporated  herein by reference to Exhibit 4.8 to TV Filme's S-4).
    *4.9         Subsidiary Guarantee, dated as of December 20, 1996, made by TV
                 Filme Goiania Servicos de Telecomunicacoes (incorporated herein by reference to Exhibit 4.9 to TV Filme's S-4).
  **10.1         Amended and Restated Stock Option Plan .+
   *10.2         Form  of  Stock  Option  Agreement   (incorporated   herein  by
                 reference to Exhibit 10.2 to TV Filme's S-1).+
   *10.3         Stockholders Agreement, dated as of July 26, 1996, entered into by and among Warburg,  Pincus, Tevecap, Mrs. Maria Nise Studart
                 Lins de  Albuquerque,  Mr. Hermano Studart Lins de Albuquerque,
                 Mr.  Carlos  Andre  Studart Lins de  Albuquerque  and Ms. Maria
                 Veronica  Studart Lins de Albuquerque  (incorporated  herein by reference to Exhibit 10.3 to TV Filme's S-4).



   *10.4         Registration  Rights  Agreement,  dated  as of July  26,  1996, entered into by and among Warburg,  Pincus, Tevecap, Mrs. Maria
                 Nise Studart Lins de  Albuquerque,  Mr. Hermano Studart Lins de
                 Albuquerque,  Mr. Carlos Andre Studart Lins de Albuquerque, Ms.
                 Maria Veronica  Studart Lins de  Albuquerque,  Joseph  Wallach,
                 Donald  Deely  Pearson  and TV Filme  (incorporated  herein  by reference to Exhibit 10.4 to TV Filme's S-4).
   *10.5         Employment  Agreement,  dated as of July 26, 1996, entered into by and among TV Filme,  ITSA and Mr.  Hermano  Studart  Lins de
                 Albuquerque  (incorporated  herein by reference to Exhibit 10.5 to TV Filme's S-4).+
   *10.6         Employment  Agreement,  dated as of July 26, 1996, entered into by and among TV Filme,  ITSA and Mr.  Carlos Andre Studart Lins de  Albuquerque  (incorporated  herein by  reference to Exhibit
                 10.6 to TV Filme's S-4).+
   *10.7         Programming  License  Agreement,  dated  as of June  27,  1996, entered into by and between TV Filme and Tevecap  (incorporated herein by reference to Exhibit 10.12 to TV Filme's S-4).
   *10.8         Master Operating Agreement,  dated as of July 26, 1996, entered into  by  and  among  TV  Filme,  ITSA  and TV  Filme  Servicos
                 (incorporated  herein  by  reference  to  Exhibit  10.13  to TV
                 Filme's S-4).
   *10.9         Articles  of  Association  of TV Filme  Servicos  (incorporated herein by reference to Exhibit 10.14 to TV Filme's S-4).
   *10.10        Form of  Indemnification  Agreement  between  TV Filme  and the directors and officers parties thereto  (incorporated herein by reference to Exhibit 10.12 to TV Filme's S-1).+
  **21           List of Subsidiaries of TV Filme.
  **23.1         Consent  of  Ernst  &  Young  Auditores   Independentes   S.C.,
                 independent auditors.
  **24           Powers of Attorney (Appears on signature page).
  **27.1         Financial Data Schedule.

---------------
 +  Management contract or compensatory plan or arrangement.
 *  Incorporated herein by reference.
**  Filed herewith.

