Form 10-Q
period 1999-03-31
TV FILME INC
filed 1999-05-17
CIK 1013608

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

                                        OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ---------------- to ------------------


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[ |X| ] Yes [ ] No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

              CLASS                                   OUTSTANDING

    Common Stock, par value $0.01                     10,824,594 shares
    per share.                                        as of May 11, 1999

================================================================================

                                 TV FILME, INC.

                                      INDEX



PART I.       FINANCIAL INFORMATION                                     PAGE NO.

ITEM 1.   Financial Statements

          Consolidated Balance Sheets as of December 31, 1998
          and March 31, 1999 (Unaudited).............................       2

          Unaudited Consolidated Statements of Operations for
          the Three Months Ended March 31, 1998 and the Three
          Months Ended March 31, 1999................................       3

          Unaudited Consolidated Statement of Changes in
          Stockholders' Equity at March 31, 1999.....................       4

          Unaudited Consolidated Statements of Cash Flows
          for the Three Months Ended March 31, 1998 and
          March 31, 1999.............................................       5

          Notes to Unaudited Consolidated Financial Statements.......       6

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................       8

ITEM 3.   Quantitative and Qualitative Disclosures About
          Market Risk................................................      13


PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings..........................................      14

ITEM 2.   Changes in Securities and Use of Proceeds..................      14

ITEM 3.   Defaults Upon Senior Securities............................      14

ITEM 4.   Submission of Matters to a Vote of Security Holders........      14

ITEM 5.   Other Information..........................................      14

ITEM 6.   Exhibits and Reports on Form 8-K...........................      14

SIGNATURES

                                              PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                              TV FILME, INC. AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 31,             MARCH 31,
                                                                                        1998                   1999
                                                                                ---------------------   --------------------
                                                                                                            (UNAUDITED)
                                                                                              (IN THOUSANDS)
ASSETS
Current assets:

     Cash and cash equivalents.............................                     $     57,492                $    44,475
     Accounts receivable, net..............................                            4,736                      3,010
     Supplies..............................................                            4,930                      3,229
     Prepaid expenses and other current assets.............                            2,560                      2,611
                                                                                ---------------------   --------------------
           Total current assets............................                           69,718                     53,325
Property, plant and equipment, net.........................                           50,974                     34,380
Debt issuance costs, net...................................                            4,731                      3,602
Other assets...............................................                            7,891                      5,323
                                                                                ---------------------   --------------------
           Total assets....................................                         $133,314                    $96,630
                                                                                =====================   ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

     Accounts payable......................................                     $      3,315                $     2,450
     Payroll and other benefits payable....................                            2,892                      1,766
     Accrued interest payable..............................                              751                      5,257
     Accrued liabilities and taxes payable.................                            4,533                      4,407
                                                                                --------------------------------------------
          Total current liabilities........................                           11,491                     13,880
Deferred installation fees.................................                            3,590                      2,016
Senior notes...............................................                          140,000                    140,000
Stockholders' equity:
     Accumulated other comprehensive loss
          cumulative translation adjustment................                           (3,877)                    (6,363)

     Preferred stock, $.01 par value, 1,000,000 shares
          authorized, no shares issued.....................                               --                         --
     Common stock, $.01 par value, 50,000,000 shares
          authorized, 10,824,594 and 10,824,594 shares
          issued and outstanding..........................                               108                        108
     Additional paid-in capital............................                           45,657                     45,657
     Accumulated deficit...................................                          (63,655)                   (98,668)
                                                                                ---------------------   --------------------
          Total stockholders' equity.......................                          (21,767)                   (59,266)
                                                                                ---------------------   --------------------
          Total liabilities and stockholders' equity.......                     $    133,314                    $96,630
                                                                                =====================   ====================

                             See accompanying notes.

                         TV FILME, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED MARCH 31,
                                                                   -----------------------------------------
                                                                        1998                     1999
                                                                   ---------------          ----------------

                                                                    (In thousands, except per share data)

Revenues...............................................                $12,618                       $6,576

Operating costs and expenses:

    System operating - Note 2..........................                  5,095                        3,229

    Selling, general and administrative................                  7,507                        3,606

    Depreciation and amortization......................                  5,301                        4,032
                                                                   --------------           ----------------
        Total operating costs and expenses.............                 17,903                       10,867
                                                                   --------------           ----------------
        Operating loss.................................                 (5,285)                      (4,291)

Other income (expense):
    Interest and other expense ........................                 (4,722)                      (5,871)

    Interest income....................................                  1,691                        2,143

    Monetary loss......................................                 (1,089)                     (26,994)

        Total other expense............................                 (4,120)                     (30,722)
                                                                   --------------           ----------------
Net loss...............................................                $(9,405)                    $(35,013)
                                                                   ==============           ================
Net loss per share, basic and diluted..................                $ (0.87)                     $ (3.23)
                                                                   ==============           ================
Weighted average number of shares of
    common stock and common stock
    equivalents........................................                 10,825                       10,825
                                                                   ==============           ================





















                             See accompanying notes.

                         TV FILME, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                    FOR THE THREE MONTHS ENDED MARCH 31, 1999



                                                             ADDITIONAL        OTHER
                                       COMMON STOCK            PAID-IN     COMPREHENSIVE  ACCUMULATED
                                    SHARES      PAR VALUE      CAPITAL         LOSS         DEFICIT          TOTAL
                                 --------------------------  ------------  ------------   -------------  -------------

                                                                    (IN THOUSANDS)

BALANCE AT DECEMBER 31, 1998     10,824,594        $108        $45,657      $(3,877)         $(63,655)      $21,767
Cumulative translation
     adjustment................          --          --             --       (2,486)               --        (2,486)
Net loss for the period........          --          --             --           --           (35,013)      (35,013)
                                 ------------- ------------  ------------  ------------   -------------  -------------
BALANCE AT MARCH 31, 1999......  10,824,594        $108        $45,657      $(6,363)         $(98,668)     $(59,266)
                                 ============= ============  ============  ============   =============  =============
































                             See accompanying notes.

                         TV FILME, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED MARCH 31,
                                                          --------------------------------------------
                                                                    1998                    1999
                                                          --------------------------------------------

                                                                            (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss................................................ $      (9,405)                    ($35,013)
Adjustments to reconcile net loss to net cash
          used in operating activities:
      Depreciation and amortization.....................          5,301                        4,032
      Provision for losses on accounts receivable.......          2,021                          162
      Authorization of debt issuance costs.......                   204                         (605)
      (Decrease) increase in deferred installation fees.           (955)                         215
      Monetary loss.....................................          1,089                       26,994
Changes in operating assets and liabilities:
      Increase in accounts receivable...................         (1,733)                        (592)
      Decrease in supplies..............................            116                          241
      Increase in prepaid expenses and other current
          assets........................................           (428)                        (926)
      Increase in accrued interest receivable...........           (242)                           0
      Increase (decrease) in other assets...............           (367)                         238
      (Decrease) increase in accounts payable...........         (1,049)                         528
      Increase (decrease) in payroll and other benefits
           payable......................................            118                         (547)
      Increase in accrued interest payable..............          4,506                        4,506
      Increase in accrued liabilities and taxes payable.             31                          235
                                                          --------------          -------------------
Net cash used in operating activities...................           (793)                        (532)
                                                          --------------          -------------------


CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions:
      Property, plant and equipment.....................         (4,241)                      (2,032)
                                                          --------------          -------------------
Net cash used in investing activities...................         (4,241)                      (2,032)
                                                          --------------          -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in payables to affiliates......................           (200)                           0
                                                           -------------          -------------------
Net cash used for financing activities..................           (200)                           0
                                                           -------------          -------------------
Effect of exchange rate changes on cash.................              0                      (10,453)
                                                          --------------          -------------------
Net change in cash and cash equivalents.................         (5,234)                     (13,017)
Cash and cash equivalents at beginning of period.                80,975                       57,492
                                                             ----------           -------------------
Cash and cash equivalents at end of period..............     $   75,741                      $44,475
                                                             ==========           ===================






                             See accompanying notes.

                         TV FILME, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A.  COMPANY BACKGROUND

         The Company develops, owns and operates pay television systems in markets in Brazil. Through its subsidiaries, the Company has established wireless cable operating systems in the cities of Brasilia, Goiania and Belem and has been awarded licenses to operate pay television systems in seven additional markets in Brazil. All significant intercompany transactions and balances have been eliminated in consolidation.

         The Company has selected a financial advisor, BT Alex. Brown, Inc., to assist it in evaluating strategic alternatives, including a possible debt restructuring, and issues associated with the Company's debt service requirements. There can be no assurance that any transaction will result from this process or that any transaction pursued will be completed successfully.

         B.  METHOD OF PRESENTATION

         The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States in U.S. dollars. Effective January 1, 1998, the Company determined that Brazil ceased to be a highly inflationary economy under Statement of Financial Accounting Standards No. 52. Accordingly, as of January 1, 1998, the Company began using the REAL as the functional currency of its Brazilian subsidiaries. As a result, all assets and liabilities are translated into dollars at period end exchange rates and all income and expense items are translated into U.S. dollars at the average exchange rate prevailing during the period. In addition, the Company recorded a loss associated with holding a net foreign currency monetary liability position.

         C.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company had an allowance for doubtful accounts of $387,000 at December 31, 1998 and $181,000 at March 31, 1999. Charges to the allowance during the three months ended March 31, 1999 were $368,000.

2.   RELATED PARTY TRANSACTIONS

         Substantially all programming is supplied by a subsidiary of Tevecap S.A. ("Tevecap"), a stockholder of the Company, pursuant to a programming contract. Amounts paid to such affiliate during the three months ended March 31, 1998 and 1999 were approximately $2,748,000 and $1,968,000, respectively.

         The Company purchased two licenses to operate wireless cable systems from Abril S.A. ("Abril") for $400,000 each, payable in four equal annual installments, which did not bear interest. The $200,000 which remained outstanding as of December 31, 1997 was repaid in February 1998.

3.   STOCK OPTION PLAN

         In connection with the Company's initial public offering in August 1996, the Board of Directors of the Company adopted and the stockholders of the Company approved the 1996 Stock Option Plan (such plan, as subsequently amended in September 1997 and October 1998, is hereinafter referred to as the "Plan"). The Plan provides for the grant of stock options to officers, key employees, consultants and directors of the Company. The Plan is administered by the Compensation Committee of the Board and the total number of shares of Common Stock for which options may be granted pursuant to the Plan is 1,736,432, subject to certain adjustments reflecting changes in the Company's capitalization. The Plan allows the granting of incentive stock options, which may not have an exercise price below the greater of par value or the market value on the date of grant, and non-qualified stock options, which have no restrictions as to exercise price other than the exercise price cannot be below par value. All options must be exercised no later than 10 years from the date of grant. Options to purchase 407,000 shares of Common Stock were granted upon the consummation of the Company's initial public offering, 297,000 of which are exercisable at $10.00 per share, and 110,000 of which were exercisable at $11.00 per share, and which generally vest 20% per year for five years beginning on the first anniversary of consummation of the initial public offering.

         Additional options to purchase Common Stock were granted as follows:

                                                  NUMBER OF         EXERCISE
                           DATE                    OPTIONS            PRICE
                         -----------              ---------         --------

                         Dec.  1996                 10,000           $11.750
                         Feb.  1997                 10,000           $11.750
                         July  1997                 15,000           $10.125
                         Oct.  1997                308,500            $6.000
                         Dec.  1997                150,000            $5.625
                         July  1998                 10,000            $3.875


         Of the total number of options which were exercisable as of March 31, 1999, 210,000 options have expired in accordance with their terms.

4.    LONG-TERM DEBT

         On December 20, 1996, the Company issued $140 million principal amount of 12-7/8% Senior Notes due December 15, 2004 (the "Senior Notes"). The proceeds of the Senior Notes were loaned to ITSA-Intercontinental Telecomicacoes S.A. and its subsidiaries ("ITSA") and evidenced by an intercompany note. Interest is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 1997. Of the $140 million loaned to ITSA, approximately $33.5 million was used to purchase U.S. government securities, scheduled interest and principal payments on which was in an amount sufficient to provide for payment in full when due of the first four scheduled interest payments on the Senior Notes, the last of which occurred on December 15, 1998. Debt issuance costs are capitalized and amortized over the period of the debt under the effective yield method.

         The Senior Notes are redeemable on or after December 15, 2000 at the option of the Company, in whole or in part from time to time, at specified redemption prices declining annually to 100% of the principal amount on or after December 15, 2003, plus accrued interest. The Senior Notes contain certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness and pay dividends or make certain other distributions. Upon a change of control, the Company is required to make an offer to purchase the Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any. In accordance with the covenants of the Senior Notes and the Company's current level of leverage, at March 31, 1999 it is unable to make any dividend payments.

         The Company believes that the Senior Notes, as of March 31, 1999, were trading at approximately 20% of the principal value.

5.    FOREIGN EXCHANGE CONTRACTS

         At December 31, 1998 and March 31, 1999, the Company had $24.1 million and $21.5 million, respectively, of foreign exchange contracts. The contracts held as of December 31, 1998 expired January 11, 1999 and the contracts held as of March 31, 1999 will expire in July 1999. In general, these contracts permit the Company to receive in REAIS, at maturity, the dollar equivalent of the contract value calculated using the exchange rate as of the maturity date. At maturity, the Company is required to pay the contract value plus interest using the Brazilian interbank lending rate during the life of the contract. Net contract gains, if any, are subject to a 20% tax levied in Brazil. Realized gains and losses are reported in "Interest and other expense." Unrealized gains as of March 31, 1998 totaled $3.7 million.

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

         As a result of the changes in exchange rates during the periods presented, the period-to-period comparisons of the Company's results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.


                                                                        Three Months Ended March 31
                                                       ---------------------------------------------------------------
                                                            1998        % OF REVENUE        1999        % OF REVENUE
                                                            ----        ------------        ----        ------------
                                                        (In thousands, except subscriber, per share and share data)

Revenue...........................................      $  12,618            100%      $    6,576           100%
Operating costs and expenses
   System operating...............................          5,095             40%           3,229            49%

   Selling, general and administrative............          7,507             59%           3,606            55%

   Depreciation and amortization..................          5,301             42%           4,032            61%
                                                       ----------      -----------     -----------    -----------
        Total operating costs and expenses........         17,903            142%          10,867           165%
                                                        ---------      -----------     -----------     ----------
          Operating loss...........................        (5,285)           (42)%         (4,291)          (65)%
Other income (expense):
  Interest and other expense......................         (4,722)           (37)%         (5,871)          (89)%
  Interest and other income.......................          1,691             13%           2,143            33%
Monetary loss.....................................         (1,089)            (9)%        (26,694)         (406)%
      Total other income (expense)................         (4,120)           (33)%                (30,722)         (467)%
                                                        ---------      -----------     -----------     ----------
Net loss..........................................      $  (9,405)           (75)%        (35,013)         (532)%
                                                        =========      ===========     ===========      =========
Net loss per share................................      $   (0.87)                     $    (3.23)
                                                        =========                      ===========
Weighted average number of shares of
   Common stock and common stock
   Equivalents....................................         10,825                          10,825
                                                        =========                      ==========
Other Data:
   EBITDA (a).....................................     $       24                      $     (895)
                                                       ===========                     ===========
   Number of subscribers at end of period ........        112,443                          75,413
                                                         ========                      ==========
   Exchange rate (R $: US $) at end of period.....      1.137 : 1                       1.722 : 1
                                                       ==========                      ==========

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

         NET LOSS. Net loss for the three months ended March 31, 1999 increased to $(35,013) million versus $(9,405) million for the three months ended March 31, 1998, due to a 37,000 reduction in subscriber count, and a monetary loss associated with the Company's net dollar-denominated monetary liability position due to a 51% devaluation of the REAL against the U.S. dollar.

         REVENUES. The Company's revenues for the three months ended March 31, 1999 decreased by 48% compared to the three months ended March 31, 1998, due primarily to a 51% devaluation of the REAL against the U.S. dollar. This revenue decrease was partially offset by revenues from the Company's proprietary premium channel and high-speed Internet access service.

         SYSTEM OPERATING EXPENSES. For the three months ended March 31, 1999 compared to the three months ended March 31, 1998, system operating expenses decreased by 37%, primarily due to the 51% devaluation of the real, offset in part by programming costs, which are almost totally dollar-based.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses decreased during the three months ended March 31, 1999 by 52% over the three months ended March 31, 1998, primarily due to the 51% devaluation of the REAL against the U.S. dollar.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased in the three months ended March 31, 1999 by 24% over the three months ended March 31, 1998, primarily due to the reduction in asset values on a dollar basis, offset in part by a higher level of assets acquired during the comparison year.

         INTEREST INCOME AND INTEREST EXPENSE. Interest income increased in the three months ended March 31, 1999 by 27% over the three months ended March 31, 1998 primarily as a result of holding a higher proportion of the Company's cash in Brazil, which earned significantly higher rates of return compared to interest income which could be earned in the U.S. Interest expense increased by 24% in the three months ended March 31, 1999 over the three months ended March 31, 1998, primarily due to realized losses on hedge contracts which expired in January 1999.

         MONETARY LOSS AND EXCHANGE AND TRANSLATION LOSS. The Company generated a monetary loss in the three months ended March 31, 1999 of $26.7 million due to its net dollar-denominated monetary liability position throughout the period compared to a monetary loss of $1.1 million in the months ended March 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES

         The pay television business is capital intensive. From 1993 through the first part of 1996, the Company raised an aggregate of approximately $16.8 million through a series of private equity placements to Tevecap and Warburg, Pincus Investors, L.P. In August 1996, TV Filme completed an initial public offering with net proceeds to the Company of $24.4 million and in December 1996 TV Filme completed the sale of the Senior Notes with net proceeds to the Company of approximately $134.0 million. In the past, working capital requirements have been primarily met by (i) venture capital financings, (ii) capital markets financings, (iii) vendor financing which generally requires payment within 420 days of shipment, some of which had been supported by irrevocable letters of credit guaranteed by Abril and certain of its affiliates and (iv) borrowings from Abril and certain affiliates. As of March 31, 1999, the Company had no outstanding borrowings from Abril and its affiliates and the Company does not expect to borrow from Abril or its affiliates in the future.

         As of March 31, 1999, the Company had no amounts outstanding under letters of credit. As of January 1, 1999, the Company had import lines of credit in the aggregate amount of $30.5 million with four commercial banks. In January 1999, in conjunction with the devaluation of the REAL, all import lines of credit were cancelled by the banks. Further import purchases by the Company will have to be individually negotiated with the banks. While the Company believes that lines of credit, additional vendor financing and other credit facilities are available, the terms and conditions of such financing vehicles are uncertain and may not be available on terms acceptable to the Company. As a result of its initial public offering and the Senior Notes offering, the Company had positive working capital at March 31, 1999 of $39.4 million. Net cash used in operating activities for the three months ended March 31, 1999 was $0.5 million.

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

         In order to assist the Company in evaluating strategic alternatives, including a possible debt restructuring, and issues associated with the Company's debt service requirements, the Company has selected BT Alex. Brown, Inc. as its financial advisor. There can be no assurance that any transaction will result from this process or that any transaction pursued will be completed successfully. In addition, there can be no assurance that the Company will be able to meet future cash requirements.

         The Company made capital expenditures of approximately $2.0 million during the three months ended March 31, 1999. Such capital expenditures were financed with the proceeds from the Senior Notes offering and from cash generated from the Company's operations.

         In September 1997, the Brazilian Ministry of Communications announced the bidding process by which additional pay-TV licenses would be awarded throughout the country. This award process commenced in October 1997. Due to legal challenges made to the bidding process by several bidders, the bidding process had been postponed for all markets. However, on May 13, 1998, the Superior Justice Tribunal issued a favorable ruling allowing the bidding process with respect to a number of the smaller markets to go forward. In July 1998, the license process for the smaller markets was reinstated and in the fourth quarter of 1998, the Company was awarded licenses to operate pay-TV systems in the following seven cities: Bauru, Campina Grande, Caruaru, Franca, Porto Velho, Uberaba and Presidente Prudente. The Company has paid an aggregate of $5.0 million for these seven licenses. Following a favorable ruling by the Superior Justice Tribunal in the fourth quarter of 1998, with respect to the remaining markets, on March 10, 1999 ANATEL initiated the bid process for these markets. The Company decided not to participate in this process. The Company from time to time may selectively pursue joint ventures or acquisitions in the pay television industry, although it currently has no understanding, commitment or agreement with respect to any such joint venture or acquisitions. The Company currently believes that its cash and internally generated funds will be sufficient to fund its debt service obligations and the cash requirements for its three existing systems and seven new markets for at least the next twelve months. As of March 31, 1999, of the Company's approximately $44.5 million in cash and cash equivalents, approximately $16.5 million (37%) was invested in U.S. dollar denominated securities. In the longer term, the Company's funding needs are subject to a variety of factors, including its ability to obtain new financing and/or successfully complete a debt restructuring, the number and size of new system launches or acquisitions, the implementation of alternative transmission technologies and the offering of additional telecommunications services. Accordingly, there can be no assurance that the Company will be able to meet its future funding needs.

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

         As of January 1, 1998, the Company's financial statements reflect foreign exchange gains and losses associated with monetary assets and liabilities denominated in currencies other than the REAL. As a result, the devaluation of the REAL against the U.S. dollar has caused, and is expected to cause, for the foreseeable future, the Company to record a loss associated with its U.S. dollar monetary liabilities and a gain associated with its U.S. dollar monetary assets. Given that the Company has a net U.S. dollar monetary liability position, the net effect of the devaluation of the REAL against the U.S. dollar is to generate losses in the Company's financial statements. In order to protect against a possible further devaluation of the REAL, the Company may from time to time enter into certain foreign exchange contracts. See "Item 3. Quantitative and Qualitative Disclosures about Market Risk."


RECENT ECONOMIC EVENTS

         The economic and financial turmoil in Southeast Asia and the former Soviet Republics during 1997 and 1998 has had an impact on many emerging markets, including Brazil. As a result of these events, the Brazilian government originally took significant measures to protect the REAL, as well as the gains achieved over the last several years by the REAL Plan. Among other actions, in October 1997, Brazil's Central Bank significantly raised short-term interest rates, and, in November 1997, the Brazilian government announced a series of austerity measures, generally including budget cuts, restrictions on public indebtedness, tax increases, export incentives and restrictions on imports. These measures were designed to improve the country's fiscal and current account deficits and relieve pressure on the REAL. While short-term interest rates declined somewhat during the second quarter of 1998, they returned to levels approaching 37% per annum by the end of the year and have only recently begun to decline. Even with rates at this level, the government continued to experience a reduction in foreign currency reserves which were being used to purchase REAIS as a means to protect the relative value of the REAL versus the U.S. dollar. Due to the continued reduction in foreign currency reserves, and other reasons, the Brazilian government sought support from the International Monetary Fund (the "IMF"). On November 13, 1998, the IMF announced an aid package of more than $41 billion, of which $14.6 billion has been made available to Brazil through April 1999. To secure funds from the IMF, in October 1998 the Brazilian government announced additional austerity measures including pension plan reform and significant spending cuts, which have been approved by the Brazilian Congress. As part of these additional austerity measures, the government increased, effective in June 1999, the financial transactions tax (CPMF) from 0.2% to 0.38%. This tax is levied on the value of all financial transactions, including bank withdrawals, checks, and stock and fund purchases. Also, effective in January 1999, the Brazilian government increased the public pension system contribution by corporations, from 2% of revenue to 3% of revenue and for the first time, subjected financial income, including accrued intercompany interest income, to this tax. Despite these additional austerity measures, in January 1999 the Brazilian government devalued the REAL and subsequently eliminated the established trading band, thereby allowing the REAL to float freely against the U.S. dollar. These measures have had, and will have for the foreseeable future, both a direct and indirect impact on the Company's financial results. Indirectly, the austerity measures, in conjunction with high short-term interest rates and devaluation, have resulted in tightening of consumer credit and increased rates of unemployment, causing the Company to have increased difficulty in generating additional sales and in reducing rates of customer delinquency. Directly, these measures have reduced the Company's net revenue by $70,000 in the first quarter of 1999. Soon after the 1997 austerity measures were initiated, the Company began to experience a significant increase in customer delinquency rates which, among other things, resulted in the Company significantly increasing its provisions for doubtful accounts and increasing service disconnections. This trend continued throughout 1998, and the Company anticipates that this trend will continue for the foreseeable future. The Company has undertaken several steps to address the impact of the deterioration in its operating environment, such as performing credit checks on potential new subscribers, changing the way it compensates its sales force to emphasize high quality sales and implementing cost reduction measures, including a headcount reduction. In addition, as previously discussed the Company has become more aggressive in canceling delinquent subscriber accounts. There can be no assurance that the steps taken by the Company or measures taken by the Brazilian government will be successful, or that the increase in delinquent payments and service disconnections will abate.

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

         The Company's plan to resolve its Year 2000 issues involves the following four phases: assessment, remediation, testing and implementation. To date, the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000 issue. The completed assessment indicated that most of the Company's significant IT systems could be affected, particularly the Subscriber Management System ("SMS"), the accounting system and video transmission system. However, based upon a review of the SMS and the video transmission system, the Company believes that its core product, television programming, will not require remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 issue presents a material exposure as it relates to the Company's products. In addition, the Company has gathered information about the Year 2000 compliance status of its significant suppliers and continues to monitor their compliance.

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

         NATURE AND LEVEL OF IMPORTANCE OF THIRD PARTIES AND THEIR EXPOSURE TO THE YEAR 2000 ISSUE. The Company's billing system interfaces directly with significant third party vendors (primarily banks) who provide electronic billing services using credit cards and direct debits to customers' bank accounts. The Company is in the process of working with third party vendors to ensure that the Company's systems that interface directly with third parties are Year 2000 compliant by December 31, 1999. Each bank has a unique interface for both credit cards and direct debit transactions. As a result, the Company is attempting to create a standard interface for all banks and has offered to produce this interface using its own resources. The Company is uncertain if all banks will accept a standard interface and cannot begin the remediation phase until determining if a single solution can be utilized or if separate solutions will be required for each bank. In any event, as each bank controls and dictates its own unique interface, remediation is dependent upon the individual bank. The Company has no means of ensuring that these interfaces will be Year 2000 compliant and has prepared a contingency plan in the event the interfaces are not timely compliant.

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


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

         In an effort to protect against a possible devaluation of the REAL, the Company entered into the following foreign currency hedge contracts which were outstanding as of March 31, 1999 (these contracts were entered into for purposes other than trading purposes):


--------------------------------------------------------------------------------------------------------------
CONTRACT VALUE R$         EXCHANGE RATE       PREMIUM %       % CDI       CONTRACT DATE    EXPIRATION DATE
R$20,000,000              R$1.3193/US$1       +0.5%           93%         Jan. 14, 1999    Jul. 13, 1999
R$17,000,000              R$1.50/US$1         +2.0%           100%        Jan. 15, 1999    Jul. 14, 1999
--------------------------------------------------------------------------------------------------------------

The above contracts require the Company to pay, on the expiration date, an amount equal to the calculated interest (CDI--see below) on the contract value. On the expiration date, the Company is to receive or pay an amount, in REAIs, calculated as follows: the "Contract Value R$" divided by the "Exchange Rate" times (the R$/US$ exchange rate in effect on the expiration date plus the "Premium %") less the "Contract Value R$." If the Company receives a net gain from such a transaction, it is required to pay 20% of the net gain in Brazilian federal income tax.

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

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS

         27.      Financial Data Schedule.

         (b)  REPORTS ON FORM 8-K

         During the first quarter of 1999, the Company filed a Current Report on Form 8-K on February 5, 1999, pursuant to Item 5 thereof, announcing that the Nasdaq Stock Market had informed the Company that its securities were deleted from listing on Nasdaq effective with the close of business on February 4, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:   May 13, 1999



                                   TV FILME, INC.
                                   ---------------------------------------------
                                   (Registrant)


                                   /S/ HERMANO STUDART LINS DE ALBUQUERQUE
                                   ---------------------------------------------
                                   Hermano Studart Lins de Albuquerque
                                   Chief Executive Officer (Principal
                                   Executive Officer)


                                   /S/ CARLOS ANDRE STUDART LINS DE ALBUQUERQUE
                                   ---------------------------------------------
                                   Carlos Andre Studart Lins de Albuquerque
                                   Acting Chief Financial Officer  (Principal
                                   Financial and Accounting Officer)

                                  EXHIBIT INDEX



NO.                      DESCRIPTION
---                      -----------
27                       Financial Data Schedule