Form 10-Q
period 1999-06-30
TV FILME INC
filed 1999-08-16
CIK 1013608

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

                                        OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ---------------- to ----------------


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

               CLASS                                   OUTSTANDING

         Common Stock, par value $0.01                  10,824,594 shares
         per share.                                     as of August 12, 1999

================================================================================

                                 TV FILME, INC.

                                      INDEX



PART I.       FINANCIAL INFORMATION                                     PAGE NO.

ITEM 1.   Financial Statements

          Consolidated Balance Sheets as of December 31, 1998
          and June 30, 1999 (Unaudited)................................        2

          Unaudited Consolidated Statements of Operations for the
          Six Months Ended June 30, 1998 and the Six Months Ended
          June 30, 1999................................................        3

          Unaudited Consolidated Statement of Changes in
          Stockholders' Equity at June 30, 1999........................        4

          Unaudited Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 1998 and June 30, 1999.............        5

          Notes to Unaudited Consolidated Financial Statements.........        6

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................        8

ITEM 3.   Quantitative and Qualitative Disclosures About
          Market Risk..................................................       15


PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings............................................       16
ITEM 2.   Changes in Securities and Use of Proceeds....................       16

ITEM 3.   Defaults Upon Senior Securities..............................       16

ITEM 4.   Submission of Matters to a Vote of Security Holders..........       16

ITEM 5.   Other Information............................................       16

ITEM 6.   Exhibits and Reports on Form 8-K.............................       16

SIGNATURES

                                             PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                  TV FILME, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 31,             JUNE 30,
                                                                                        1998                   1999
                                                                                ---------------------   --------------------
                                                                                                            (UNAUDITED)
                                                                                              (IN THOUSANDS)
ASSETS
Current assets:
     Cash and cash equivalents.............................                     $     57,492                $    43,071
     Accounts receivable, net..............................                            4,736                      2,732
     Supplies..............................................                            4,930                      3,545
     Prepaid expenses and other current assets.............                            2,560                      3,439
                                                                                ---------------------   --------------------
           Total current assets............................                           69,718                     52,787
Property, plant and equipment, net.........................                           50,974                     29,941
Debt issuance costs, net...................................                            4,731                      3,391
Other assets...............................................                            7,891                      5,166
                                                                                ---------------------   --------------------
           Total assets....................................                     $    133,314                $    91,285
                                                                                =====================   ====================

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
     Accounts payable......................................                     $      3,315                $     3,556
     Payroll and other benefits payable....................                            2,892                      1,643
     Accrued interest payable..............................                              751                      9,958
     Accrued liabilities and taxes payable.................                            4,533                      4,018
     Long-term debt in default - Note 4....................                               --                    140,000
                                                                                ---------------------   --------------------
          Total current liabilities........................                           11,491                    159,175
Deferred installation fees.................................                            3,590                      1,571
Long-term debt - Note 4....................................                          140,000                         --
Stockholders' equity:
     Cumulative translation adjustment.....................                           (3,877)                    (6,485)
     Preferred stock, $.01 par value, 1,000,000 shares
          authorized, no shares issued.....................                               --                         --
     Common stock, $.01 par value, 50,000,000 shares
          authorized, 10,824,594 and 10,824,594 shares
          issued and outstanding..........................                               108                        108
     Additional paid-in capital...........................                            45,657                     45,657
     Accumulated deficit...................................                          (63,655)                  (108,741)
                                                                                ---------------------   --------------------
          Total stockholders' equity.......................                          (21,767)                   (69,461)
                                                                                ---------------------   --------------------
          Total liabilities and stockholders' equity.......                     $    133,314                $    91,285
                                                                                =====================   ====================

                             See accompanying notes.


                                                  TV FILME, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            (UNAUDITED)


                                                                       THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                            JUNE 30,                          JUNE 30,
                                                               ---------------------------------   ----------------------------
                                                                     1998              1999            1998            1999
                                                                ---------------    -------------  ------------    ------------

Revenues...............................................         $   11,460         $  6,812       $  24,078       $  13,388
Operating costs and expenses:
    System operating - Note 2..........................              4,942            3,075          10,037           6,304
    Selling, general and administrative................              8,471            4,694          15,978           8,300
    Depreciation and amortization......................              5,349            3,728          10,650           7,760
                                                            ---------------    -------------    ------------    ------------
        Total operating costs and expenses.............             18,762           11,497          36,665          22,364
                                                            ---------------    -------------    ------------    ------------
        Operating loss.................................             (7,302)          (4,685)        (12,587)         (8,976)

Other income (expense):
    Interest and other expense - Note 5................             (4,727)          (4,761)         (9,449)        (10,633)
    Interest income....................................              3,053            1,788           4,744           3,931
                                                            ---------------    -------------    ------------    ------------
    Interest income (expense), net.....................             (1,674)          (2,973)         (4,705)         (6,702)
    Monetary loss......................................             (1,420)          (2,414)         (2,509)        (29,408)
                                                            ---------------    -------------    ------------    ------------
        Total other income (expense)...................             (3,094)          (5,387)         (7,214)        (36,110)
                                                            ---------------    -------------    ------------    ------------
Net loss...............................................        $   (10,396)       $ (10,072)      $ (19,801)      $ (45,086)
                                                            ===============    =============    ============    ============

Net loss per share, basic and diluted..................        $     (0.96)        $  (0.93)       $  (1.83)       $  (4.16)
                                                            ===============    =============    ============    ============
Weighted average number of shares of
    common stock and common stock
    equivalents outstanding............................             10,825           10,825          10,825          10,825
                                                            ===============    =============    ============    ============

                             See accompanying notes.


                                                  TV FILME, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                            (UNAUDITED)

                                              FOR THE SIX MONTHS ENDED JUNE 30, 1999



                                       COMMON STOCK        ADDITIONAL        OTHER
                                 -------------------------   PAID-IN     COMPREHENSIVE   ACCUMULATED
                                    SHARES     PAR VALUE     CAPITAL         LOSS          DEFICIT          TOTAL
                                 ------------- ----------- ------------ ---------------- -------------  -------------
                                                            (IN THOUSANDS, EXCEPT SHARES)


BALANCE AT DECEMBER 31, 1998     10,824,594        $108      $45,657     $(3,877)           $(63,655)     $(21,767)
Cumulative translation
     adjustment................          --          --           --      (2,608)                 --        (2,608)
Net loss for the period........          --          --           --          --             (45,806)      (45,086)
                                 ------------- ----------- ------------ ---------------- -------------  -------------
BALANCE AT JUNE 30, 1999.......  10,824,594        $108      $45,657     $(6,485)          $(108,741)     $(69,461)
                                 ============= =========== ============ ================ =============  =============

                             See accompanying notes.


                                                  TV FILME, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            (UNAUDITED)

                                                                      SIX MONTHS ENDED JUNE 30,
                                                               ---------------------------------------
                                                                    1998                      1999
                                                               --------------            -------------

                                                                            (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss.........................................              $   (19,801)              $   (45,086)
Adjustments to reconcile net loss to net cash
          used in operating activities:
      Depreciation and amortization..............                   10,836                     7,760
      Provision for losses on accounts receivable.......             4,662                       631
      Amortization of debt issuance costs........                      386                    (1,535)
      Decrease in deferred installation fees.....                   (1,471)                     (113)
      Monetary loss..............................                    2,509                    25,195
Changes in operating assets and liabilities:
      Increase in accounts receivable............                   (2,588)                     (920)
      Increase in supplies.......................                       (9)                     (167)
      Increase in prepaid expenses and other current
           assets................................                     (698)                   (1,809)
      Decrease in accrued interest receivable....                      220                         0
      (Increase) decrease in other assets........                     (810)                      746
      Decrease in pledged securities.............                    8,322                         0
      (Decrease) increase in accounts payable....                   (1,933)                    1,722
      Increase (decrease) in payroll and other benefits
           payable...............................                      817                      (634)
      Increase in accrued interest payable.......                        0                     9,207
      Increase (decrease) in accrued liabilities and
           taxes payable.........................                      131                      (131)
                                                               -----------               ------------
Net cash provided by (used for) operating activities....               573                    (5,134)
                                                               -----------               ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions:
      Property, plant and equipment..............                   (7,578)                   (1,731)
                                                               ------------              ------------
Net cash used in investing activities............                   (7,578)                   (1,731)
                                                               ------------              ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in payables to affiliates...............                     (200)                        0
                                                               ------------              -----------
Net cash used for financing activities...........                     (200)                        0
                                                               ------------              -----------
Effect of exchange rate changes on cash..........                   (1,094)                   (7,556)
                                                               ------------              ------------
Net change in cash and cash equivalents..........                   (8,299)                  (14,421)
                                                               ------------              ------------
Cash and cash equivalents at beginning of period.                   80,975                    57,492
                                                               -----------               -----------
Cash and cash equivalents at end of period.......              $    72,676               $    43,071
                                                               ===========               ===========

                             See accompanying notes.

                         TV FILME, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A.  COMPANY BACKGROUND

         The Company develops, owns and operates pay television systems in markets in Brazil. Through its subsidiaries, the Company has established wireless cable operating systems in the cities of Brasilia, Goiania, Belem and Campina Grande and has been awarded licenses to operate pay television systems in six additional markets in Brazil. All significant intercompany transactions and balances have been eliminated in consolidation.

         The Company has selected a financial advisor, BT Alex. Brown, Inc., to assist it in evaluating strategic alternatives, including a possible debt restructuring, and issues associated with the Company's debt service requirements. On August 12, 1999, the Company reached an agreement in principle with a committee representing holders of the Company's outstanding 12-7/8% Senior Notes due 2004. Under the terms of the agreement in principle, the senior noteholders will receive a $25 million cash payment and their existing notes will be converted into (i) new Senior Secured Notes in the aggregate principal amount of $35 million, with a five year maturity and interest of 12% per annum (interest payable-in-kind at the Company's option through the first 24 months), and (ii) 80% of the new common equity of the reorganized company. Current management will receive 15% of the new common equity, and the existing common stockholders of the Company will receive 5% of the common equity of the reorganized company in exchange for their current stake. All outstanding stock options will be cancelled. This agreement in principle is subject to execution of definitive documentation, and is to be effected pursuant to a pre-arranged plan which will require court approval under Chapter 11 of the U.S. Bankruptcy Code. While the Company has reached an agreement in principle with the noteholder committee, there can be no assurance that the transaction will be completed successfully.

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

         C.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company had an allowance for doubtful accounts of $387,000 at December 31, 1998 and $317,000 at June 30, 1999. Charges to the allowance during the three months ended June 30, 1999 were $332,000.

2.   RELATED PARTY TRANSACTIONS

         Substantially all programming is supplied by a subsidiary of Tevecap S.A. ("Tevecap"), a stockholder of the Company, pursuant to a programming contract. Amounts paid to such affiliate during the three and six months ended June 30, 1998 and 1999 were approximately $2,706,000 and $1,933,000 and
$5,455,000 and $3,999,000, respectively.

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

         Additional options to purchase Common Stock were granted as follows:

                                    NUMBER OF           EXERCISE
                     DATE            OPTIONS              PRICE
                   ---------        ---------           ---------

                   Dec. 1996          10,000            $11.750
                   Feb. 1997          10,000            $11.750
                   July 1997          15,000            $10.125
                   Oct. 1997         308,500             $6.000
                   Dec. 1997         150,000             $5.625
                   July 1998          10,000             $3.875


         Of the total number of options which were exercisable as of June 30, 1999, 210,000 options have expired in accordance with their terms. Subject to the successful completion of the Company's debt restructuring (as described in Notes 1 and 4), all outstanding options will be cancelled.

4.    LONG-TERM DEBT IN DEFAULT

         On December 20, 1996, the Company issued $140 million principal amount of 12-7/8% Senior Notes due December 15, 2004 (the "Senior Notes"). The proceeds of the Senior Notes were loaned to ITSA-Intercontintental Telecomunicacoes S.A. and its subsidiaries ("ITSA") and evidenced by an intercompany note. Interest is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 1997. Of the $140 million loaned to ITSA, approximately $33.5 million was used to purchase U.S. government securities, scheduled interest and principal payments on which was in an amount sufficient to provide for payment in full when due of the first four scheduled interest payments on the Senior Notes, the last of which occurred on December 15, 1998. Debt issuance costs are capitalized and amortized over the period of the debt under the effective yield method.

         The Senior Notes are redeemable on or after December 15, 2000 at the option of the Company, in whole or in part from time to time, at specified redemption prices declining annually to 100% of the principal amount on or after December 15, 2003, plus accrued interest. The Senior Notes contain certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness and pay dividends or make certain other distributions. Upon a change of control, the Company is required to make an offer to purchase the Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any. In accordance with the covenants of the Senior Notes and the Company's current level of leverage, at June 30, 1999 it is unable to make any dividend payments.

         Under the provisions of the Senior Note Indenture, the Company is required to make semi-annual interest payments on June 15 and December 15 of each year to the noteholders. On June 15, 1999, the Company failed to make the required interest payment, and did not make the payment within the subsequent 30 day grace period allowable under the terms of the indenture, which caused an event of default to occur. While the Company has reached an agreement in principle with a committee representing holders of the Senior Notes to restructure this obligation (as described in Note 1), the transaction has not yet been effected. As a result of this event of default, the Company has classified the Senior Notes as a current liability in the accompanying balance sheet. The agreement in principle was reached in August 1999; accordingly, the Company will write off the deferred debt issuance costs of $3.3 million in the third quarter of 1999.

         The Company believes that the Senior Notes, as of June 30, 1999, were trading at approximately 25% of the principal value.

5.    FOREIGN EXCHANGE CONTRACTS

         At December 31, 1998 and June 30, 1999, the Company had $24.1 million and $21.5 million, respectively, of foreign exchange contracts. The contracts held as of December 31, 1998 expired January 11, 1999 and the contracts held as of June 30, 1999 expired in July 1999. In July 1999, the Company entered into an additional $28.0 million of foreign exchange contracts which are due to expire in September and October 1999. In general, these contracts permit the Company to receive in REAIS, at maturity, the dollar equivalent of the contract value calculated using the exchange rate as of the maturity date. At maturity, the Company is required to pay the contract value plus interest using the Brazilian interbank lending rate during the life of the contract. Net contract gains, if any, are subject to a 20% tax levied in Brazil. Realized gains and losses are reported in "Interest and other expense." Unrealized gains as of June 30, 1999 totaled $3.1 million.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATION
              -------------------------------------------------

         THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. THE FOLLOWING
DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS FORM 10-Q.

RESULTS OF OPERATIONS

         Although the Company's financial statements are presented pursuant to United States generally accepted accounting principles in U.S. dollars, the Company's transactions are consummated in both REAIS and U.S. dollars. Inflation and devaluation in Brazil have had, and are currently having, substantial effects on the Company's results of operations and financial condition. See "-Inflation and Exchange Rates."

         As a result of the changes in exchange rates during the periods presented, the period-to-period comparisons of the Company's results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.


                                                                         Three Months Ended June 30
                                                       ---------------------------------------------------------------
                                                            1998      % of Revenue      1999        % of Revenue
                                                          --------    ------------    ---------     --------------
                                                        (In thousands, except subscriber, per share and share data)

Revenue...........................................      $  11,460         100%       $   6,812          100%
Operating costs and expenses:
   System operating...............................          4,942          43%           3,075           45%
   Selling, general and administrative............          8,471          74%           4,694           69%
   Depreciation and amortization..................          5,349          47%           3,728           55%
                                                         ---------      --------      ---------        ------
        Total operating costs and expenses........         18,762         164%          11,497          169%
                                                         ---------      --------      ---------        ------
        Operating loss............................         (7,302)        (64%)         (4,685)         (69%)
Other income (expense):
   Interest and other expense.....................         (4,727)        (41%)         (4,761)         (70%)
   Interest  income...............................          3,053          27%           1,788           26%
                                                         ---------      --------       --------        ------
   Interest income (expense), net                          (1,674)        (15%)         (2,973)         (44%)
   Monetary loss..................................         (1,420)        (12%)         (2,414)         (35%)
                                                         ---------      --------      ---------        ------
         Total other income (expense).............         (3,094)        (27%)         (5,387)         (79%)
                                                         ---------      --------      ---------        ------
Net loss..........................................       $(10,396)        (91%)        (10,072)        (148%)
                                                         =========      ========      =========        ======
Net loss per share................................       $  (0.96)                    $  (0.93)
                                                         =========                    =========
Weighted average number of shares of
   Common stock and common stock
   Equivalents....................................         10,825                       10,825
                                                         =========                    =========
Other Data:
   EBITDA (a).....................................      $  (1,953)                    $   (957)
                                                        ==========                    =========
   Number of subscribers at end of period ........        111,090                       74,271
                                                        ==========                    =========
   Number of operating systems at end of period...              3                            4
                                                        ==========                    =========
   Exchange rate (R $: US $) at end of period.....     1.1569 : 1                    1.7695 : 1
                                                       ===========                   ==========


                                                                          Six Months Ended June 30
                                                       ---------------------------------------------------------------
                                                            1998        % of Revenue     1999         % of Revenue
                                                          -------       -------------  --------       ---------------
                                                        (In thousands, except subscriber, per share and share data)

Revenue...........................................      $  24,078            100%       $  13,388          100%
Operating costs and expenses:
   System operating...............................         10,037             42%           6,304           47%
   Selling, general and administrative............         15,978             66%           8,300           62%
   Depreciation and amortization..................         10,650             44%           7,760           58%
                                                        ----------         ---------    ---------        ------
        Total operating costs and expenses........         36,665            152%          22,364          167%
                                                        ----------         ---------    ---------        ------
         Operating loss...........................        (12,587)           (52%)         (8,976)         (68%)
Other income (expense):
  Interest and other expense......................         (9,449)           (39%)        (10,633)         (79%)
  Interest and other income.......................          4,744             20%           3,931           29%
                                                        ---------          ---------    ---------        ------
  Interest income (expense), net..................         (4,705)           (20%)         (6,702)         (50%)
  Monetary loss...................................         (2,509)           (10%)        (29,408)        (220%)
                                                        ----------         ---------    ----------       -------
      Total other income (expense), net...........         (7,214)           (30%)        (36,110)        (270%)
                                                        ----------         ---------    ----------       -------
Net loss..........................................      $ (19,801)           (82%)        (45,086)        (337%)
                                                        ==========         =========    ==========       =======
Net loss per share................................      $   (1.83)                      $   (4.16)
                                                        ==========                      ==========
Weighted average number of shares of
   Common stock and common stock
   Equivalents....................................         10,825                          10,825
                                                        =========                       =========
Other Data:
   EBITDA (a).....................................      $  (1,957)                      $  (1,216)
                                                        ==========                      =========
   Number of subscribers at end of period ........        111,090                          74,271
                                                        =========                       =========
   Number of operating systems at end of period...              3                               4
                                                        =========                       =========
   Exchange rate (R $: US $) at end of period.....     1.1569 : 1                      1.7695 : 1
                                                       ==========                      ==========

----------
(a) EBITDA is defined as operating loss plus depreciation, amortization and non-cash charges. While EBITDA should not be construed as a substitute for operating loss or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with U.S. GAAP, it is included herein to provide additional information regarding the ability of the Company to meet its capital expenditures, working capital requirements and debt service. EBITDA, however, is not necessarily a measure of the Company's ability to fund its cash needs.

         NET LOSS. For the three months ended June 30, 1999 compared to the three months ended June 30, 1998, net loss decreased to $(10.1) million versus $(10.4) million, or 3%, primarily due to a 36% decrease in operating loss, offset by reductions in interest income and an increase in recorded monetary loss. Net loss for the six months ended June 30, 1999 increased from $(19.8) million to $(45.1) million, or 128%, primarily due to an increase in recorded monetary loss caused by the significant devaluation of the REAL in January 1999.

         REVENUES. For the three months ended June 30, 1999 compared to the three months ended June 30, 1998, revenues decreased by 41%, primarily due to a 49% average devaluation of the REAL against the U.S. dollar. Revenues for the six months ended June 30, 1999 decreased by 44% compared to the six months ended June 30, 1998, due primarily to a 53% devaluation of the REAL against the U.S. dollar. In both cases, the revenue decrease was partially offset by revenues from the Company's proprietary premium channel and high-speed Internet service.

         SYSTEM OPERATING EXPENSES. For the three months ended June 30, 1999 compared to the three months ended June 30, 1998, system operating expenses decreased by 38%, primarily due to a 49% average devaluation of the REAL against the U.S. dollar. System operating expenses for the six months ended June 30, 1999 decreased by 37%, compared to the six months ended June 30, 1998, primarily due to a 53% average devaluation of the REAL against the U.S. dollar. In both cases, the decrease in system operating expenses was partially offset by increases in costs associated with a layoff of approximately 25% of the Company's work force and programming costs, most of which are denominated in U.S. dollars.

         SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. For the three months ended June 30, 1999 compared to the three months ended June 30, 1998, SG&A expenses decreased by 45% primarily due to a 49% average devaluation of the REAL against the U.S. dollar. SG&A expenses for the six month period ended June 30, 1999 decreased by 48% compared to the six months ended June 30, 1998, primarily due to a 53% average devaluation of the REAL against the U.S. dollar. In both cases, expense reductions in marketing, bank fees and bad debt were offset by approximately $820,000 in costs associated with the Company's attempt to complete a debt restructuring.

         DEPRECIATION AND AMORTIZATION. For the three months ended June 30, 1999 compared to the three months ended June 30, 1998, depreciation and amortization decreased by 30%, primarily due to a 49% average devaluation of the REAL against the U.S. dollar. Depreciation and amortization for the six month period ended June 30, 1999 decreased by 27% compared to the six months ended June 30, 1998, primarily due to a 53% average devaluation of the REAL against the U.S. dollar.

         INTEREST AND OTHER EXPENSE. For the three months ended June 30, 1999 compared to the three months ended June 30, 1998, interest expense increased by 1%. Interest expense increased for the six month period ended June 30, 1999 increased by 13% compared to the six months ended June 30, 1998, primarily due to realized losses on hedge contracts which expired in January 1999.

         INTEREST INCOME. For the three months ended June 30, 1999 compared to the three months ended June 30, 1998, interest income decreased by 41%, primarily due to a decrease in the average cash balance between the two periods of 50%. Interest income for the six month period ended June 30, 1999 decreased by 17% compared to the six months ended June 30, 1998, primarily due to a decrease in the average cash balance between the two periods of 35%. In both cases, the decrease was partially offset by the Company holding a higher proportion of its cash balance in Brazil, which enabled it to obtain significantly higher rates of return.

         MONETARY LOSS. Due to its net dollar-denominated liability position, the Company generates monetary losses in any reporting period in which the value of the REAL depreciates in relation to the value of the U.S. dollar.

EVENT OF DEFAULT ON SENIOR NOTES

         Under the provisions of the Senior Note indenture, the Company was required to make a semi-annual interest payment on June 15, 1999; however, the Company failed to make this payment which caused an event of default upon the expiration of the 30 day grace period permitted under the indenture. While the Company has reached an agreement in principle with a committee representing holders of the Senior Notes to restructure this obligation, the transaction has not yet been effected and there can be no assurance that the transaction will be completed successfully. The Company does not expect to make the past due interest payment, or any future interest payments, on the currently outstanding Senior Notes.

LIQUIDITY AND CAPITAL RESOURCES

         The pay television business is capital intensive. From 1993 through the first part of 1996, the Company raised an aggregate of approximately $16.8 million through a series of private equity placements to Tevecap and Warburg, Pincus Investors, L.P. In August 1996, TV Filme completed an initial public offering with net proceeds to the Company of $24.4 million and in December 1996 TV Filme completed the sale of the Senior Notes with net proceeds to the Company of approximately $134.0 million. In the past, working capital requirements have been primarily met by (i) venture capital financings, (ii) capital markets financings, (iii) vendor financing which generally requires payment within 420 days of shipment, some of which had been supported by irrevocable letters of credit guaranteed by Abril and certain of its affiliates and (iv) borrowings from Abril and certain affiliates. As of June 30, 1999, the Company had no outstanding borrowings from Abril and its affiliates and the Company does not expect to borrow from Abril or its affiliates in the future.

         As of June 30, 1999, the Company had no amounts outstanding under letters of credit. As of January 1, 1999, the Company had import lines of credit in the aggregate amount of $30.5 million with four commercial banks. In January 1999, in conjunction with the devaluation of the REAL, all import lines of credit were cancelled by the banks. Further import purchases by the Company will have to be individually negotiated with the banks. While the Company believes that lines of credit, additional vendor financing and other credit facilities are available, the terms and conditions of such financing vehicles are uncertain and may not be available on terms acceptable to the Company. As a result of reclassifying its Senior Notes as a current liability (see "Event of Default on Senior Notes"), the Company had negative working capital at June 30, 1999 of $106.4 million. Net cash used in operating activities for the six months ended June 30, 1999 was $5.1 million.

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

         In order to assist the Company in evaluating strategic alternatives, including a possible debt restructuring, and issues associated with the Company's debt service requirements, the Company has selected BT Alex. Brown, Inc. as its financial advisor. On August 12, 1999, the Company reached an agreement in principle with a committee representing holders of the Company's outstanding 12-7/8% Senior Notes due 2004. Under the terms of the agreement in principle, the senior noteholders will receive a $25 million cash payment and their existing notes will be converted into (i) new Senior Secured Notes in the aggregate principal amount of $35 million, with a five year maturity and interest of 12% per annum (interest payable-in-kind at the Company's option through the first 24 months), and (ii) 80% of the new common equity of the reorganized company. Current management will receive 15% of the new common equity, and the existing common stockholders of the Company will receive 5% of the common equity of the reorganized company in exchange for their current stake. All outstanding stock options will be cancelled. This agreement in principle is subject to execution of definitive documentation, and is to be effected pursuant to a pre-arranged plan which will require court approval under Chapter 11 of the U.S. Bankruptcy Code. While the Company has reached an agreement in principle with the noteholder committee, there can be no assurance that the transaction will be completed successfully.

         The Company made capital expenditures of approximately $1.7 million during the six months ended June 30, 1999. Such capital expenditures were financed with the proceeds from the Senior Notes offering and from cash generated from the Company's operations.

         In September 1997, the Brazilian Ministry of Communications announced the bidding process by which additional pay-TV licenses would be awarded throughout the country. This award process commenced in October 1997. Due to legal challenges made to the bidding process by several bidders, the bidding process had been postponed for all markets. However, on May 13, 1998, the Superior Justice Tribunal issued a favorable ruling allowing the bidding process with respect to a number of the smaller markets to go forward. In July 1998, the license process for the smaller markets was reinstated and in the fourth quarter of 1998, the Company was awarded licenses to operate pay-TV systems in the following seven cities: Bauru, Campina Grande, Caruaru, Franca, Porto Velho, Uberaba and Presidente Prudente. The Company paid an aggregate of $5.0 million for these seven licenses, and launched its operation in Campina Grande during the second quarter of 1999. Following a favorable ruling by the Superior Justice Tribunal in the fourth quarter of 1998, with respect to the remaining markets, on March 10, 1999 ANATEL initiated the bid process for these markets. The Company decided not to participate in this process.

         The Company from time to time may selectively pursue joint ventures or acquisitions in the pay television industry, although it currently has no understanding, commitment or agreement with respect to any such joint venture or acquisitions. The Company currently believes that its cash and internally generated funds will be sufficient to fund its obligations pursuant to the agreement in principle with the committee of noteholders and the cash requirements for its four existing systems and six new markets for at least the next twelve months. As of June 30, 1999, of the Company's approximately $43.1 million in cash and cash equivalents, approximately $15.5 million (36%) was invested in U.S. dollar denominated securities. In the longer term, the
Company's funding needs are subject to a variety of factors, including its ability to obtain new financing and/or successfully complete a debt restructuring, the number and size of new system launches or acquisitions, the implementation of alternative transmission technologies and the offering of additional telecommunications services. Accordingly, there can be no assurance that the Company will be able to meet its future funding needs.

         As described in Notes 1 and 4 to the financial statements, the Company is in default on its Senior Notes and has reached an agreement in principle regarding settlement of this obligation and a redistribution of the Company's ownership interests. This plan will require court approval under Chapter 11 of the U.S. Bankruptcy Code. The effect of this proposed settlement, if finalized, on the Company's future liquidity cannot be determined at this time.

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


RECENT ECONOMIC EVENTS

         The economic and financial turmoil in Southeast Asia and the former Soviet Republics during 1997 and 1998 has had an impact on many emerging markets, including Brazil. As a result of these events, the Brazilian government originally took significant measures to protect the REAL, as well as the gains achieved over the last several years by the REAL Plan. Among other actions, in October 1997, Brazil's Central Bank significantly raised short-term interest rates, and, in November 1997, the Brazilian government announced a series of austerity measures, generally including budget cuts, restrictions on public indebtedness, tax increases, export incentives and restrictions on imports. These measures were designed to improve the country's fiscal and current account deficits and relieve pressure on the REAL. While short-term interest rates declined somewhat during the second quarter of 1998, they returned to levels approaching 37% per annum by the end of the year and have only recently begun to decline. Even with rates at this level, the government continued to experience a reduction in foreign currency reserves which were being used to purchase REAIS as a means to protect the relative value of the REAL versus the U.S. dollar. Due to the continued reduction in foreign currency reserves, and other reasons, the Brazilian government sought support from the International Monetary Fund (the "IMF"). On November 13, 1998, the IMF announced an aid package of more than $41 billion. To secure funds from the IMF, in October 1998 the Brazilian government announced additional austerity measures including pension plan reform and significant spending cuts, which have been approved by the Brazilian Congress. As part of these additional austerity measures, effective in June 1999, the government increased the financial transactions tax (CPMF) from 0.2% to 0.38%. This tax is levied on the value of all financial transactions, including bank withdrawals, checks, and stock and fund purchases. Also, effective in January 1999, the Brazilian government increased the public pension system contribution by corporations, from 2% of revenue to 3% of revenue and for the first time, subjected financial income, including accrued intercompany interest income, to this tax. Despite these additional austerity measures, in January 1999 the
Brazilian government devalued the REAL and subsequently eliminated the established trading band, thereby allowing the REAL to float freely against the U.S. dollar. These measures have had, and will have for the foreseeable future, both a direct and indirect impact on the Company's financial results. Indirectly, the austerity measures, in conjunction with high short-term interest rates and devaluation, have resulted in tightening of consumer credit and increased rates of unemployment, causing the Company to have increased difficulty in generating additional sales and in reducing rates of customer delinquency. Directly, these measures have increased the Company's net loss by $165,000 in the second quarter of 1999. Soon after the 1997 austerity measures were initiated, the Company began to experience a significant increase in customer delinquency rates which, among other things, resulted in the Company significantly increasing its provisions for doubtful accounts and increasing service disconnections. This trend continued throughout 1998, and the Company anticipates that this trend will continue for the foreseeable future. The Company has undertaken several steps to address the impact of the deterioration in its operating environment, such as performing credit checks on potential new subscribers, changing the way it compensates its sales force to emphasize high quality sales and implementing cost reduction measures, including a headcount reduction. In addition, as previously discussed the Company has become more aggressive in canceling delinquent subscriber accounts. There can be no assurance that the steps taken by the Company or measures taken by the Brazilian government will be successful, or that the increase in delinquent payments and service disconnections will abate.

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

         Based on its assessments, the Company determined that it was necessary to modify or replace certain hardware and software so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes it has made the necessary modifications or replacements of certain existing hardware and software to mitigate the Year 2000 issue. However, if such modifications and replacements are not sufficient to mitigate the Year 2000 issue, it could have a material adverse impact on the operations of the Company.

         The Company's plan to resolve its Year 2000 issues involved the following four phases: assessment, remediation, testing and implementation. To date, the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000 issue. The completed assessment indicated that most of the Company's significant IT systems could be affected, particularly the Subscriber Management System ("SMS"), the accounting system and video transmission system. However, based upon a review of the SMS and the video transmission system, the Company believes that its core product, television programming, will not require remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 issue presents a material exposure as it relates to the Company's products. In addition, the Company has gathered information about the Year 2000 compliance status of its significant suppliers and continues to monitor their compliance.

         STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT, INCLUDING TIMETABLE FOR COMPLETION OF EACH REMAINING PHASE. For its IT exposures, to date the
Company is 100% complete on the remediation phase and has completed all necessary reprogramming for the SMS, accounting and video transmission systems. These systems have passed the testing phase and no further action is expected. Other systems, such as the Company's internal network and electronic mail system required no remediation and have passed the testing phase successfully.

         NATURE AND LEVEL OF IMPORTANCE OF THIRD PARTIES AND THEIR EXPOSURE TO THE YEAR 2000 ISSUE. The Company's billing system interfaces directly with significant third party vendors (primarily banks) who provide electronic billing services using credit cards and direct debits to customers' bank accounts. The Company continues to work with third party vendors to ensure that the Company's systems that interface directly with third parties are Year 2000 compliant by December 31, 1999. Each bank has a unique interface for both credit cards and direct debit transactions. While the Company has ascertained that the data transmitted to each bank is not date sensitive and therefore does not require remediation, as each bank controls and dictates its own unique interface, further remediation is dependent upon the individual bank. The Company has no means of ensuring that these interfaces will be Year 2000 compliant and has prepared a contingency plan in the event the interfaces are not timely compliant.

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

         COSTS. The Company primarily used internal resources to reprogram, or replace, test and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project was approximately $100,000. The Company used only internal, existing labor on the various phases of the Year 2000 project.

         RISKS. Management of the Company believes it has an effective program in place and has resolved the Year 2000 issue to the extent possible. However, as stated above, the Company may not be able to collect payments from customers using direct debit or credit cards. In addition, in the unlikely event that television program distributors are not Year 2000 compliant, the Company could be unable to receive and retransmit television programming to its customers. Further, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The amount of any potential liability and/or lost revenue cannot be reasonably estimated at this time.

         CONTINGENCY PLANS. The Company has contingency plans for all critical applications. These contingency plans involve, among other actions, billing all customers by invoice, manual workarounds and adjusting staffing as needed.


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

         In an effort to protect against a possible devaluation of the REAL, the Company entered into the following foreign currency hedge contracts which were outstanding as of June 30, 1999 (these contracts were entered into for purposes other than trading purposes):


---------------------------------------------------------------------------------------------------------------
CONTRACT VALUE R$         EXCHANGE RATE       PREMIUM %       % CDI       CONTRACT DATE    EXPIRATION DATE

R$20,000,000              R$1.3193/US$1       +0.5%           93%         Jan. 14, 1999    Jul. 13, 1999
R$17,000,000              R$1.50/US$1         +2.0%           100%        Jan. 15, 1999    Jul. 14, 1999
---------------------------------------------------------------------------------------------------------------

Upon expiration of the above contracts, the Company entered into the following new foreign currency hedge contracts (these contracts were also entered into for purposes other than trading purposes):


---------------------------------------------------------------------------------------------------------------
CONTRACT VALUE R$         EXCHANGE RATE       PREMIUM %       % CDI       CONTRACT DATE    EXPIRATION DATE
R$29,104,000              R$1.8190/US$1       +2.0%           100%        Jul. 13, 1999    Sept. 13, 1999
R$21,828,000              R$1.8190/US$1       +1.0%           100%        Jul. 13, 1999    Oct. 13, 1999
---------------------------------------------------------------------------------------------------------------

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

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         The Company currently has outstanding $140 million of 12-7/8% Senior Notes due 2004. Under the provisions of the Senior Note Indenture, the Company is required to make semi-annual interest payments on June 15 and December 15 of each year to the noteholders. On June 15, 1999, the Company failed to make the required interest payment, and did not make the payment within the subsequent 30 day grace period allowable under the terms of the indenture, which caused an event of default to occur. Total arrearage as of the date of this report was $9,012,500, which represents the amount of the unpaid interest due on June 15, 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS

         27.      Financial Data Schedule.

         (b)  REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:   August 13, 1999



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


                                   /S/ CARLOS ANDRE STUDART LINS DE ALBUQUERQUE
                                   --------------------------------------------
                                   Carlos Andre Studart Lins de Albuquerque
                                   Acting Chief Financial Officer  (Principal
                                   Financial and Accounting Officer)

                                  EXHIBIT INDEX



NO.        DESCRIPTION

27         Financial Data Schedule