Form 10-Q
period 1999-09-30
TV FILME INC
filed 1999-11-18
CIK 1013608

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

                                        OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ______________


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ |X| ] Yes [ ] No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         CLASS                                   OUTSTANDING

         Common Stock, par value $0.01           10,824,594 shares
         per share.                              as of November 15, 1999

================================================================================

                                 TV FILME, INC.

                                      INDEX



PART I.       FINANCIAL INFORMATION                                    PAGE NO.

ITEM 1.   Financial Statements

          Consolidated Balance Sheets as of December 31, 1998
          and September 30, 1999 (Unaudited)........................       2

          Unaudited  Consolidated  Statements  of Operations
          for the Three and Nine Months Ended  September 30,
          1998 and the Three and Nine Months Ended
          September 30,1999 ........................................       3

          Unaudited  Consolidated  Statement  of  Changes in
          Stockholders' Equity for the Nine Months Ended
          September 30, 1999 .......................................       4


          Unaudited Consolidated Statements of Cash Flows for
          the Nine Months Ended September 30, 1998 and
          September 30, 1999........................................       5

          Notes to Unaudited Consolidated Financial Statements......       6

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................       9

ITEM 3.   Quantitative and Qualitative Disclosures About
          Market Risk...............................................      16


PART II.      OTHER INFORMATION

ITEM 1.   Legal Proceedings..........................................     16

ITEM 2.   Changes in Securities and Use of Proceeds..................     16

ITEM 3.   Defaults Upon Senior Securities............................     17

ITEM 4.   Submission of Matters to a Vote of Security Holders........     17

ITEM 5.   Other Information..........................................     17

ITEM 6.   Exhibits and Reports on Form 8-K...........................     17

SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TV FILME, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                     DECEMBER 31,           SEPTEMBER 30,
                                                                         1998                   1999
                                                                 ---------------------   --------------------
                                                                                             (UNAUDITED)
                                                                               (IN THOUSANDS)
ASSETS
Current assets:
     Cash and cash equivalents.............................      $     57,492                 $   44,406

     Accounts receivable, net..............................             4,736                      2,164
     Supplies..............................................             4,930                      2,742
     Prepaid expenses and other current assets.............             2,560                      4,569
                                                                 ---------------------   --------------------
           Total current assets............................            69,718                     53,881
Property, plant and equipment, net.........................            50,974                     25,272
Debt issuance costs, net...................................             4,731                         --
Other assets...............................................             7,891                      4,588
                                                                 ---------------------   --------------------
           Total assets....................................      $    133,314                $   83,741
                                                                 =====================   ====================

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
     Accounts payable......................................      $      3,315                $     4,028
     Payroll and other benefits payable....................             2,892                      1,822
     Accrued interest payable..............................               751                     14,464
     Accrued liabilities and taxes payable.................             4,533                      6,947
     Long-term debt in default - Note 6....................                --                    140,000
                                                                 ---------------------   --------------------
          Total current liabilities........................            11,491                    167,261

Deferred installation fees.................................             3,590                      1,111
Long-term debt - Note 6....................................           140,000                         --

Stockholders' equity:
     Cumulative translation adjustment.....................            (3,877)                    (4,920)
     Preferred stock, $.01 par value, 1,000,000 shares
                                                                           --
          authorized, no shares issued.....................                --                         --
     Common stock, $.01 par value, 50,000,000 shares
          authorized, 10,824,594 and 10,824,594 shares
          issued and outstanding..........................                108                        108

     Additional paid-in capital............................            45,657                     45,657
     Accumulated deficit...................................           (63,655)                  (125,476)
                                                                 ---------------------   --------------------
          Total stockholders' equity.......................           (21,767)                   (84,631)
                                                                 ---------------------   --------------------
          Total liabilities and stockholders' equity.......      $    133,314                 $   83,741
                                                                 =====================   ====================

                             See accompanying notes.

                         TV FILME, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                      SEPTEMBER 30,
                                                           ---------------------------------    ----------------------------
                                                                 1998              1999            1998            1999
                                                            ---------------    -------------    ------------    ------------

Revenues...............................................         $   11,049         $  6,095       $  35,127       $  19,483
Operating costs and expenses:
    System operating - Note 2..........................              5,178            2,850          15,214           9,154
    Selling, general and administrative................              6,279            5,458          22,257          13,759
    Depreciation and amortization......................              5,845            3,443          16,496          11,202

                                                            ---------------    -------------    ------------    ------------
        Total operating costs and expenses.............             17,302           11,751          53,967          34,115
                                                            ---------------    -------------    ------------    ------------

        Operating loss.................................            (6,253)         (65,656)        (18,840)        (14,632)

Other income (expense):
    Interest and other expense - Note 7................             (4,793           (6,167)        (14,242)        (16,799)
    Interest and other income..........................              2,680            1,580           7,424           5,510
                                                            ---------------    -------------    ------------    ------------
    Interest and other income (expense), net...........            (2,113)          (4,587)         (6,818)        (11,289)
    Currency exchange loss.............................            (1,080)          (6,492)         (3,589)        (35,900)
                                                            ---------------    -------------    ------------    ------------

        Total other income (expense)...................            (3,193)         (11,079)        (10,407)        (47,189)
                                                            ---------------    -------------    ------------    ------------

Net loss...............................................         $  (9,446)       $ (16,735)      $ (29,247)      $ (61,821)
                                                            ===============    =============    ============    ============

Net loss per share, basic and diluted..................        $    (0.87)        $  (1.55)       $  (2.70)       $  (5.71)
                                                            ===============    =============    ============    ============

Weighted average number of shares of
    common stock and common stock
    equivalents outstanding............................             10,825           10,825          10,825          10,825
                                                            ===============    =============    ============    ============

                             See accompanying notes.

                         TV FILME, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999





                                       COMMON STOCK        ADDITIONAL        OTHER
                                       ------------          PAID-IN     COMPREHENSIVE   ACCUMULATED
                                    SHARES     PAR VALUE     CAPITAL         LOSS          DEFICIT          TOTAL
                                 ------------------------- ------------ ---------------- -------------  -------------
                                                            (IN THOUSANDS, EXCEPT SHARES)

BALANCE AT DECEMBER 31, 1998     10,824,594        $108      $45,657     $(3,877)           $(63,655)     $(21,767)
Cumulative translation
     adjustment................          --          --           --      (1,043)                 --        (1,043)
Net loss for the period........          --          --           --          --             (61,821)      (61,821)
                                 ------------- ----------- ------------ ---------------- -------------  -------------

BALANCE AT SEPTEMBER 30, 1999..  10,824,594        $108      $45,657     $(4,920)          $(125,476)     $(84,631)
                                 ============= =========== ============ ================ =============  =============











                             See accompanying notes.

                         TV FILME, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                     -------------------------------
                                                           1998           1999
                                                     --------------   --------------
                                                             (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ..............................................   $(29,247)   $(61,821)
Adjustments to reconcile net loss to net cash
          used in operating activities:
      Depreciation and amortization ...................     16,804      10,885
      Provision for losses on accounts receivable .....      5,845       1,140
      Amortization of debt issuance costs .............      1,355       1,405
      Decrease in deferred installation fees ..........     (2,317)       (234)
      Currency exchange loss ..........................      3,589      31,687
Changes in operating assets and liabilities:
      Increase in accounts receivable .................     (3,178)     (1,253)
      (Increase) decrease in supplies .................       (233)        370
      Increase in prepaid expenses and other current ..     (1,010)     (3,098)
assets
      Decrease in accrued interest receivable .........         95        --
      (Increase) decrease in other assets .............     (1,313)        956
      Decrease in pledged securities ..................      8,322        --
      (Decrease) increase in accounts payable .........     (5,363)      2,448
      Increase (decrease) in payroll and other benefits
           payable ....................................      1,383        (349)
      Increase in accrued interest payable ............      4,506      13,713
      (Decrease)  increase in accrued liabilities and
taxes payable .........................................        (42)      2,864
                                                          --------    --------
Net cash used for operating activities ................       (804)     (1,287)
                                                          --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES Acquisitions:
      Property, plant and equipment ...................    (10,122)     (2,845)
                                                          --------    --------
Net cash used in investing activities .................    (10,122)     (2,845)
                                                          --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in payables to affiliates ....................       (200)       --
                                                          --------    --------
Net cash used for financing activities ................       (200)       --
                                                          --------    --------
Effect of exchange rate changes on cash ...............     (2,295)     (8,954)
                                                          --------    --------
Net change in cash and cash equivalents ...............    (13,421)    (13,086)
                                                          --------    --------
Cash and cash equivalents at beginning of period ......     80,975      57,492
                                                          --------    --------
Cash and cash equivalents at end of period ............   $ 67,554    $ 44,406
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

     As discussed in Note 6, on June 15, 1999, the Company failed to make the required interest payment on its Senior Notes which caused an event of default to occur. In connection therewith, the Company selected a financial advisor, BT Alex. Brown, Inc., to assist it in evaluating strategic alternatives, including a possible debt restructuring, and issues associated with the Company's debt service requirements. On August 12, 1999, the Company reached an agreement in principle with a committee representing holders of the Company's outstanding 12-7/8% Senior Notes due 2004. Under the terms of the agreement in principle, the senior noteholders will receive a $25 million cash payment and their existing notes will be converted into (i) new Senior Secured Notes in the aggregate principal amount of $35 million, with a five year maturity and interest of 12% per annum (interest payable-in-kind at the Company's option through the first 24 months), and (ii) 80% of the new common equity of the reorganized company. Current management will receive 15% of the new common equity, and the existing common stockholders of the Company will receive 5% of the common equity of the reorganized company in exchange for their current stake. All outstanding stock options will be cancelled. This agreement in principle is subject to execution of definitive documentation, and is to be effected pursuant to a pre-arranged plan which will require court approval under Chapter 11 of the U.S. Bankruptcy Code. In addition, the Central Bank of Brazil must approve the proposed restructuring. In the process of reviewing the proposed restructuring, the Central Bank may examine the original approvals granted when the Secured Notes were issued and there is a risk that the Central Bank may impose charges or additional taxes with respect to the original transaction relating to the Secured Notes. There can be no assurance that approval of the restructuring will be given or as to whether any charges or taxes may be imposed. Moreover, charges or taxes imposed by the Central Bank may result in the restructuring not being feasible and may have a material adverse effect on the Company's financial condition and results of operations. While the Company has reached an agreement in principle with the noteholder committee, there can be no assurance that the proposed restructuring transaction will be completed successfully.

         B.  METHOD OF PRESENTATION

         The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") for interim financial information.
The Company's reporting currency is the U.S dollar.

         In the opinion of management, all adjustments considered necessary for a fair presentation of the unaudited interim consolidated financial statements have been included and are of a normal recurring nature. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1998 set forth in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

         The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the
information  and  footnotes   required  by  U.S.  GAAP  for  complete  financial
statements.

         As discussed above, the Company is in default on its Senior Notes and has reached an agreement in principle to restructure its debt and equity. The ultimate resolution of this matter could affect the recoverability and classification of assets or the amounts and classification of liabilities. The financial statements do not include any adjustments which may result from the ultimate resolution of this matter.

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

         C.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company had an allowance for doubtful accounts of $387,000 at December 31, 1998 and $603,000 at September 30, 1999. Charges to the allowance during the three months ended September 30, 1999 were $224,000.

2.   RELATED PARTY TRANSACTIONS

         Substantially all programming is supplied by a subsidiary of Tevecap S.A. ("Tevecap"), a stockholder of the Company, pursuant to a programming contract. Amounts paid to such affiliate during the three and nine months ended September 30, 1998 and 1999 were approximately $2,700,000 and $1,800,000 and $8,100,000 and $5,800,000, respectively.

         The Company purchased two licenses to operate wireless cable systems from Abril S.A. ("Abril") for $400,000 each, payable in four equal annual installments, which did not bear interest. The $200,000 which remained outstanding as of December 31, 1997 was repaid in February 1998.

3.   COMPREHENSIVE LOSS

         The calculation of comprehensive loss for the three months and nine months ended September 30, 1998 and 1999 is as follows:

                             (In thousands)

                                                                  Three Months Ended                 Nine Months Ended
                                                                    September 30,                      September 30,
                                                           ---------------------------------    ----------------------------
                                                                 1998              1999            1998            1999
                                                            ---------------    -------------    ------------    ------------

Net Loss...............................................        $   (9,446)       $ (16,735)       $(29,247)       $(61,821)
Foreign currency translation adjustments...............            (1,712)           1,760          (2,678)         (1,043)
                                                            ===============    =============    ============    ============
Comprehensive loss.....................................        $  (11,158)       $ (14,975)       $(31,925)       $(62,864)
                                                            ===============    =============    ============    ============

Accumulated   comprehensive  loss,   consisting  entirely  of  foreign  currency
translation   adjustments,  is $4,920  at  September  30,  1999  and  $3,877  at
December 30, 1998.

4.   CASH EQUIVALENTS

         The Company considers all investments with a maturity of three months or less when purchased to be cash equivalents.


5.   STOCK OPTION PLAN

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

         Additional options to purchase Common Stock were granted as follows:

                               NUMBER OF          EXERCISE
           DATE                 OPTIONS             PRICE
         ---------             ---------          --------
         Dec.  1996              10,000            $11.750
         Feb.  1997              10,000            $11.750
         July  1997              15,000            $10.125
         Oct.  1997             308,500             $6.000
         Dec.  1997             150,000             $5.625
         July  1998              10,000             $3.875


         Of the total number of options which were exercisable as of September 30, 1999, 210,000 options have expired in accordance with their terms. Subject to the successful completion of the Company's debt restructuring (as described in Notes 1 and 6), all outstanding options will be cancelled.

6.    LONG-TERM DEBT IN DEFAULT

         On December 20, 1996, the Company issued $140 million principal amount of 12-7/8% Senior Notes due December 15, 2004 (the "Senior Notes"). The proceeds of the Senior Notes were loaned to ITSA-Intercontinental Telecomunica(sigma)oes S.A. and its subsidiaries ("ITSA") and evidenced by an intercompany note. Interest is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 1997. Of the $140 million loaned to ITSA, approximately $33.5 million was used to purchase U.S. government securities, scheduled interest and principal payments on which was in an amount sufficient to provide for payment in full when due of the first four scheduled interest payments on the Senior Notes, the last of which occurred on December 15, 1998. Until the third quarter of 1999, debt issuance costs were capitalized and amortized over the period of the debt under the effective yield method (see below).

         The Senior Notes are redeemable on or after December 15, 2000 at the option of the Company, in whole or in part from time to time, at specified redemption prices declining annually to 100% of the principal amount on or after December 15, 2003, plus accrued interest. The Senior Notes contain certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness and pay dividends or make certain other distributions. Upon a change of control, the Company is required to make an offer to purchase the Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any. In accordance with the covenants of the Senior Notes and the Company's current level of leverage, at September 30, 1999 it is unable to make any dividend payments.

         Under the provisions of the Senior Note Indenture, the Company is required to make semi-annual interest payments on June 15 and December 15 of each year to the noteholders. On June 15, 1999, the Company failed to make the required interest payment, and did not make the payment within the subsequent 30 day grace period allowable under the terms of the indenture, which caused an event of default to occur. While the Company has reached an agreement in principle with a committee representing holders of the Senior Notes to restructure this obligation (as described in Note 1), the transaction has not yet been effected. As a result of this event of default, the Company has classified the Senior Notes as a current liability in the accompanying balance sheet. The agreement in principle was reached in August 1999; accordingly, the Company wrote off the deferred debt issuance costs of $3.3 million in the third quarter of 1999.

         The Company believes that the Senior Notes, as of September 30, 1999, were trading at approximately 25% of the principal value.

7.    FOREIGN EXCHANGE CONTRACTS

         At December 31, 1998 and September 30, 1999, the Company had $24.1 million and $28.0 million, respectively, of foreign exchange contracts. The Company regularly enters into such contracts, typically with a duration of six months or less. Of the contracts held at September 30, 1999, one contract for $12.0 million expired in October 1999 and the other contract for $16.0 million will expire in December 1999. In general, these contracts permit the Company to receive in REAIS, at maturity, the dollar equivalent of the contract value calculated using the exchange rate as of the maturity date. At maturity, the Company is required to pay the contract value plus interest using the Brazilian interbank lending rate during the life of the contract. Net contract gains, if any, are subject to a 20% tax levied in Brazil. Realized gains and losses are reported in "Interest and other expense." Unrealized gains as of September 30, 1999 totaled $580,000.

8.   INCOME TAXES

     The Company has not recognized any future income tax benefit for its net operating loss carryforwards in excess of net deferred tax liabilities, as it is more likely than not that it will not be able to realize a benefit for such losses in the future. Under Brazilian law, net operating losses may be carried forward for an unlimited period of time.


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


                                                                      Three Months Ended September 30
                                                            1998        % OF REVENUE        1999        % OF REVENUE
                                                        ------------------------------------------------------------
                                                        (In thousands, except subscriber, per share and share data)

Revenue...........................................      $  11,049            100%       $   6,095            100%
Operating costs and expenses:
   System operating...............................          5,178             47%           2,850             47%
   Selling, general and administrative............          6,279             57%           5,458             90%
   Depreciation and amortization..................          5,845             53%           3,443             56%
                                                        ---------          ---------    ---------          ------
        Total operating costs and expenses........         17,302            157%          11,751            193%
                                                        ---------          ---------    ---------          ------
        Operating loss............................         (6,253)           (57%)         (5,656)           (93%)
Other income (expense):
   Interest and other expense.....................         (4,793)           (43%)         (6,167)          (101%)
   Interest and other income......................          2,680             24%           1,580             26%
                                                        ---------          ---------    ---------          ------
   Interest and other income (expense), net.......         (2,113)           (19%)         (4,587)           (75%)
   Currency exchange loss.........................         (1,080)           (10%)         (6,492)          (107%)
                                                        ----------         ---------    ----------         -------
         Total other income (expense).............         (3,193)           (29%)        (11,079)          (182%)
                                                        ----------         ---------    ----------         -------
Net loss..........................................      $  (9,446)           (85%)      $  (16,735)         (275%)
                                                        ==========         =========    ==========         =======



Net loss per share................................      $   (0.87)                      $   (1.55)
                                                        ==========                      ==========
Weighted average number of shares of
   Common stock and common stock
   Equivalents....................................         10,825                           10,825
                                                        =========                       ==========
Other Data:
   EBITDA (a).....................................      $    (408)                      $   (2,213)
                                                        =========-                      ==========
   Number of subscribers at end of period ........         93,273                           73,162
                                                        =========                       ==========
   Number of operating systems at end of period...              3                                4
                                                        =========                       ==========
   Exchange rate (R $: US $) at end of period.....      1.1856 : 1                      1.9223 : 1
                                                        ==========                      ==========


                                                                       Nine Months Ended September 30
                                                        1998        % OF REVENUE        1999         % OF REVENUE
                                                        ----------------------------------------------------------
                                                        (In thousands, except subscriber, per share and share data)

Revenue...........................................     $   35,127            100%       $  19,483            100%
Operating costs and expenses:
   System operating...............................         15,214             43%           9,154             47%
   Selling, general and administrative............         22,257             63%          13,759             71%
   Depreciation and amortization..................         16,496             47%          11,202             57%
                                                        ----------         ---------    ---------          ------
        Total operating costs and expenses........         53,967            154%          34,115            175%
                                                        ----------         ---------    ---------          ------
         Operating loss...........................        (18,840)           (54%)        (14,632)           (75%)
Other income (expense):
  Interest and other expense......................        (14,242)           (41%)        (16,799)           (86%)
  Interest and other income.......................          7,424             21%           5,510             28%
                                                        ---------          ---------    ---------          ------
  Interest and other income (expense), net........         (6,818)           (19%)        (11,289)           (58%)
  Currency exchange loss..........................         (3,589)           (10%)        (35,900)          (184%)
                                                        ----------         ---------    ----------         -------
      Total other income (expense), net...........        (10,407)           (30%)        (47,189)          (242%)
                                                        ----------         ---------    ----------         -------
Net loss..........................................      $ (29,247)           (83%)      $ (61,821)          (317%)
                                                        ==========         =========    ==========         =======
Net loss per share................................      $   (2.70)                      $   (5.71)
                                                        ==========                      ==========
Weighted average number of shares of
   Common stock and common stock
   Equivalents....................................         10,825                          10,825
                                                        =========                       =========
Other Data:
   EBITDA (a).....................................      $  (2,344)                      $  (3,430)
                                                        ==========                      =========
   Number of subscribers at end of period ........         93,273                          73,162
                                                        =========                       =========
   Number of operating systems at end of period...              3                               4
                                                        =========                       =========
   Exchange rate (R $: US $) at end of period.....     1.1856 : 1                      1.9223 : 1
                                                       ==========                      ==========


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

     NET LOSS. For the three months ended September 30, 1999 compared to the three months ended September 30, 1998, net loss increased to $(16.7) million versus $(9.4) million, or 77%, primarily due to the write-off of capitalized bond issuance costs, reduced interest income and an increase in recorded currency exchange loss, partially offset by a decrease in operating loss. Net loss for the nine months ended September 30, 1999 increased to $(61.8) million from $(29.2) million, or 111%, primarily due to the write-off of capitalized bond issuance costs, reduced interest income and an increase in recorded currency exchange loss, partially offset by a decrease in operating loss.

         REVENUES. For the three months ended September 30, 1999 compared to the three months ended September 30, 1998, revenues decreased by 45%, primarily due to an average devaluation of the REAL of 62% between the periods. Revenues for the nine months ended September 30, 1999 decreased by 45% compared to the nine months ended September 30, 1998, due primarily to an average devaluation of the REAL of 57% between the periods. In both cases, the revenue decrease was partially offset by revenues from the Company's proprietary premium channel and high-speed Internet service.

         SYSTEM OPERATING EXPENSES. For the three months ended September 30, 1999 compared to the three months ended September 30, 1998, system operating expenses decreased by 45%, primarily due to an average devaluation of the REAL of 62% between the periods. System operating expenses for the nine months ended September 30, 1999 decreased by 40%, compared to the nine months ended September 30, 1998, primarily due to an average devaluation of the REAL of 57% between the periods. In both cases, the decrease in system operating expenses was partially offset by increases in costs associated with a layoff of approximately 25% of the Company's work force and programming costs, most of which are denominated in U.S. dollars.

         SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. For the three months ended September 30, 1999 compared to the three months ended September 30, 1998, SG&A expenses decreased by 13%, primarily due to an average devaluation of the REAL of 62% between the periods. SG&A expenses for the nine month period ended September 30, 1999 decreased by 38% compared to the nine months ended September 30, 1998, primarily due to an average devaluation of the REAL of 57% between the periods. In both cases, the decrease in SG&A expenses was partially offset by increases in: costs associated with a layoff of approximately 25% of the Company's workforce; debt restructuring costs ($670,000 in the third quarter of 1999 and $1.5 million during 1999); an increase in bank charges due to a new financial transactions tax implemented in Brazil in July 1999; and, additional rents paid for office and transmission space in cities where the Company has been awarded new licenses.

         DEPRECIATION AND AMORTIZATION. For the three months ended September 30, 1999 compared to the three months ended September 30, 1998, depreciation and amortization decreased by 41%, primarily due to an average devaluation of the REAL of 62% between the periods. Depreciation and amortization for the nine month period ended September 30, 1999 decreased by 32% compared to the nine months ended September 30, 1998, primarily due to an average devaluation of the REAL of 57% between the periods. In both cases, the decrease in depreciation and amortization was partially offset by increases in depreciation due to additional capitalized installation costs during the respective periods.

         INTEREST AND OTHER EXPENSE. For the three months ended September 30, 1999 compared to the three months ended September 30, 1998, interest expense increased by 29% primarily due to the write-off of capitalized debt issuance costs, offset in part by hedge contract gains. Interest expense for the nine month period ended September 30, 1999 increased by 18% compared to the nine months ended September 30, 1998, primarily due to the write-off of capitalized debt issuance costs, offset in part by hedge contract gains.

         INTEREST AND OTHER INCOME. For the three months ended September 30, 1999 compared to the three months ended September 30, 1998, interest income decreased by 41%, primarily due to a decrease in the average cash balance between the two periods. Interest income for the nine month period ended September 30, 1999 decreased by 26% compared to the nine months ended September 30, 1998, primarily due to a decrease in the average cash balance between the two periods. In both cases, the decrease was partially offset by the Company holding a higher proportion of its cash balance in Brazil, which enabled it to obtain significantly higher rates of return.

         CURRENCY EXCHANGE LOSS. Due to its net dollar-denominated liability position, the Company generates currency exchange losses in any reporting period in which the value of the REAL depreciates in relation to the value of the U.S. dollar.

EVENT OF DEFAULT ON SENIOR NOTES

         Under the provisions of the Senior Note indenture, the Company was required to make a semi-annual interest payment on June 15, 1999; however, the Company failed to make this payment which caused an event of default upon the expiration of the 30 day grace period permitted under the indenture. While the Company has reached an agreement in principle with a committee representing holders of the Senior Notes to restructure this obligation (see Notes 1 and 6), the transaction has not yet been effected and there can be no assurance that the transaction will be completed successfully. The Company does not expect to make the past due interest payment, or any future interest payments, on the currently outstanding Senior Notes.

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

         As of September 30, 1999, the Company had no amounts outstanding under letters of credit. As of January 1, 1999, the Company had import lines of credit in the aggregate amount of $30.5 million with four commercial banks. In January 1999, in conjunction with the devaluation of the REAL, all import lines of credit were cancelled by the banks. Further import purchases by the Company will have to be individually negotiated with the banks. While the Company believes that lines of credit, additional vendor financing and other credit facilities are available, the terms and conditions of such financing vehicles are uncertain and may not be available on terms acceptable to the Company. As a result of reclassifying its Senior Notes as a current liability (see "Event of Default on Senior Notes"), the Company had negative working capital at September 30, 1999 of $113.4 million. Net cash used in operating activities for the nine months ended September 30, 1999 was $1.3 million.

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

     In order to assist the Company in evaluating strategic alternatives, including a possible debt restructuring, and issues associated with the Company's debt service requirements, the Company has selected BT Alex. Brown, Inc. as its financial advisor. On August 12, 1999, the Company reached an agreement in principle with a committee representing holders of the Company's outstanding 12-7/8% Senior Notes due 2004. Under the terms of the agreement in principle, the senior noteholders will receive a $25 million cash payment and their existing notes will be converted into (i) new Senior Secured Notes in the aggregate principal amount of $35 million, with a five year maturity and interest of 12% per annum (interest payable-in-kind at the Company's option through the first 24 months), and (ii) 80% of the new common equity of the reorganized company. Current management will receive 15% of the new common equity, and the existing common stockholders of the Company will receive 5% of the common equity of the reorganized company in exchange for their current stake. All outstanding stock options will be cancelled. This agreement in principle is subject to execution of definitive documentation, and is to be effected pursuant to a pre-arranged plan which will require court approval under Chapter 11 of the U.S. Bankruptcy Code. In addition, the Central Bank of Brazil must approve the proposed restructuring. In the process of reviewing the proposed restructuring, the Central Bank may examine the original approvals granted when the Secured Notes were issued and there is a risk that the Central Bank may impose charges or additional taxes with respect to the original transaction relating to the Secured Notes. There can be no assurance that approval of the restructuring will be given or as to whether any charges or taxes may be imposed. Moreover, charges or taxes imposed by the Central Bank may result in the restructuring not being feasible and may have a material adverse effect on the Company's financial condition and results of operations. While the Company has reached an agreement in principle with the noteholder committee, there can be no assurance that the proposed restructuring transaction will be completed successfully.

         The Company made capital expenditures of approximately $2.8 million during the nine months ended September 30, 1999. Such capital expenditures were financed with the proceeds from the Senior Notes offering and from cash generated from the Company's operations.

         In September 1997, the Brazilian Ministry of Communications announced the bidding process by which additional pay-TV licenses would be awarded throughout the country. This award process commenced in October 1997. Due to legal challenges made to the bidding process by several bidders, the bidding process had been postponed for all markets. However, on May 13, 1998, the Superior Justice Tribunal issued a favorable ruling allowing the bidding process with respect to a number of the smaller markets to go forward. In July 1998, the license process for the smaller markets was reinstated and in the fourth quarter of 1998, the Company was awarded licenses to operate pay-TV systems in the following seven cities: Bauru, Campina Grande, Caruaru, Franca, Porto Velho, Uberaba and Presidente Prudente. The Company paid an aggregate of $5.0 million for these seven licenses, and launched its operation in Campina Grande during the second quarter of 1999. Following a favorable ruling by the Superior Justice Tribunal in the fourth quarter of 1998, with respect to the remaining markets, on March 10, 1999 ANATEL initiated the bid process for these markets. The Company decided not to participate in this process at that time. However, in October 1999, the Company participated in a bidding process for the cities of Belo Horizonte, Campinas, Sao Jose dos Campos and Vitoria. Based on the results of the opening of the price and technical sections of the proposals, the Company believes it will win the license for Belo Horizonte, the third largest city in Brazil, as no other bidders participated for this market. The Company bid $1.7 million for this market, which, if awarded, is expected to be paid in December 1999. Competitors in the other three markets have apparently outbid the Company; however, in the event any of these competitors are disqualified from the process in its final stage, the Company may be awarded licenses for these markets as well.

         The Company from time to time may selectively pursue joint ventures or acquisitions in the pay television industry, although it currently has no understanding, commitment or agreement with respect to any such joint venture or acquisitions. The Company currently believes that its cash and internally generated funds will be sufficient to fund its obligations pursuant to the agreement in principle with the committee of noteholders and the cash requirements for its four existing systems and six new markets for at least the next twelve months. As of September 30, 1999, of the Company's approximately $44.4 million in cash and cash equivalents, approximately $14.4 million (32%) was invested in U.S. dollar denominated securities. In the longer term, the
Company's funding needs are subject to a variety of factors, including its ability to obtain new financing and/or successfully complete a debt restructuring, the number and size of new system launches or acquisitions, the implementation of alternative transmission technologies and the offering of additional telecommunications services. Accordingly, there can be no assurance that the Company will be able to meet its future funding needs.

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


RECENT ECONOMIC EVENTS

         The economic and financial turmoil in Southeast Asia and the former Soviet Republics during 1997 and 1998 has had an impact on many emerging markets, including Brazil. As a result of these events, the Brazilian government originally took significant measures to protect the REAL, as well as the gains achieved over the last several years by the REAL Plan. Among other actions, in October 1997, Brazil's Central Bank significantly raised short-term interest rates, and, in November 1997, the Brazilian government announced a series of austerity measures, generally including budget cuts, restrictions on public indebtedness, tax increases, export incentives and restrictions on imports. These measures were designed to improve the country's fiscal and current account deficits and relieve pressure on the REAL. While short-term interest rates declined somewhat during the second quarter of 1998, they returned to levels approaching 37% per annum by the end of the year and remain above 20% per annum. Even with rates at this level, the government continued to experience a reduction in foreign currency reserves which were being used to purchase REAIS as a means to protect the relative value of the REAL versus the U.S. dollar. Due to the continued reduction in foreign currency reserves, and other reasons, the Brazilian government sought support from the International Monetary Fund (the "IMF"). On November 13, 1998, the IMF announced an aid package of more than $41 billion. To secure funds from the IMF, in October 1998 the Brazilian government announced additional austerity measures including pension plan reform and significant spending cuts, which have been approved by the Brazilian Congress. As part of these additional austerity measures, effective in June 1999, the government increased the financial transactions tax (CPMF) from 0.2% to 0.38%. This tax is levied on the value of all financial transactions, including bank withdrawals, checks, and stock and fund purchases. Also, effective in January 1999, the Brazilian government increased the public pension system contribution by corporations, from 2% of revenue to 3% of revenue and for the first time, subjected financial income, including accrued intercompany interest income, to this tax. Despite these additional austerity measures, in January 1999 the
Brazilian government devalued the REAL and subsequently eliminated the established trading band, thereby allowing the REAL to float freely against the U.S. dollar. These measures have had, and will have for the foreseeable future, an impact on the Company's financial results.

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

         STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT, INCLUDING TIMETABLE FOR COMPLETION OF EACH REMAINING PHASE. For its IT exposures, to date the
Company is 100% complete on the remediation phase and has completed all necessary reprogramming for the SMS, accounting and video transmission systems. These systems have passed the testing phase and no further action is expected. Other systems, such as the Company's internal network and electronic mail system, required no remediation and have passed the testing phase successfully.

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

         In an effort to protect against a possible devaluation of the REAL, the Company entered into the following foreign currency hedge contracts, which were outstanding as of September 30, 1999 (these contracts were entered into for purposes other than trading purposes):


CONTRACT VALUE            EXCHANGE RATE       PREMIUM %       % CDI       CONTRACT DATE    EXPIRATION DATE
----------------------------------------------------------------------------------------------------------
US$12,000,000             R$1.819/US$1        +1.0%           100%        Jul.  13, 1999   Oct. 13, 1999
US$16,000,000             R$1.862/US$1        +0.5%           100%        Sept. 13, 1999   Dec. 13, 1999
----------------------------------------------------------------------------------------------------------

Upon expiration of the contract first listed above, the Company entered into the following new foreign currency hedge contract (this contract was also entered into for purposes other than trading purposes):


CONTRACT VALUE            EXCHANGE RATE       PREMIUM %       % CDI       CONTRACT DATE    EXPIRATION DATE
----------------------------------------------------------------------------------------------------------
US$12,000,000             R$1.955/US$1        +5.0%           100%        Oct. 13, 1999    Dec. 13, 1999
----------------------------------------------------------------------------------------------------------


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

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         No defaults upon senior securities occurred during the quarter ended September 30, 1999. An event of default which occurred in June 1999 has been previously reported in Item 3 of Part II of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS

         27.      Financial Data Schedule.

         (b)  REPORTS ON FORM 8-K

         A report on Form 8-K was filed by the Company pursuant to Item 5 on July 29, 1999, announcing that the Company was in negotiations with a committee representing holders of the Company's outstanding 12-7/8% senior notes due 2004 regarding a possible restructuring of its indebtedness.

         A report on Form 8-K was filed by the Company pursuant to Item 5 on August 20, 1999, announcing that the Company had reached an agreement in principle with the committee representing holders of the Company's outstanding 12-7/8% senior notes due 2004 regarding the restructuring of its indebtedness.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:   November 17, 1999



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


                                  /S/ CARLOS ANDRE STUDART LINS DE ALBUQUERQUE
                                  ----------------------------------------------
                                  Carlos Andre Studart Lins de Albuquerque
                                  Acting Chief Financial Officer  (Principal
                                  Financial and Accounting Officer)

EXHIBIT INDEX



NO.                      DESCRIPTION

27                       Financial Data Schedule