Form 10-K405
period 1999-12-31
TV FILME INC
filed 2000-04-19
CIK 1013608

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

                   For the fiscal year ended December 31, 1999

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   [ ] Yes [X] No*

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 2000 was approximately $1,162,770.

     As of March 24, 2000, 10,824,594 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE.  None.

*Although a bankruptcy plan has been confirmed by the U.S. Bankruptcy Court for the District of Delaware, no securities have yet been distributed under such plan.

================================================================================

                                TABLE OF CONTENTS


PART I   ......................................................................1


Item 1.  Business..............................................................1

         Background............................................................1

         Company Overview......................................................1

         Brazilian Pay Television Industry.....................................2

         Operating Systems and the Company's Markets...........................3

         Programming...........................................................4

         High Speed Internet Access Service....................................6

         Operations............................................................6

         Employees.............................................................7

         Facilities and Equipment..............................................7

         Competition...........................................................8

         Regulatory Environment................................................8

Item 2.  Properties...........................................................10

Item 3.  Legal Proceedings....................................................10

Item 4.  Submission of Matters to a Vote of Security Holders..................11


PART II  .....................................................................11


Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters..............................................................11

Item 6.  Selected Financial Data..............................................12

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................14

Item 7A. Quantitative and Qualitative Disclosures about Market Risk...........24

Item 8.  Financial Statements and Supplementary Data..........................25

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..................................37


PART III .....................................................................38


Item 10.  Directors and Executive Officers of the Registrant..................38

Item 11.  Executive Compensation..............................................39

Item 12.  Security Ownership of Certain Beneficial Owners and Management......42

Item 13.  Certain Relationships and Related Transactions......................44


PART IV  .....................................................................45


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....45

                    CAUTIONARY STATEMENT REGARDING FORWARD -
                               LOOKING STATEMENTS


     STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, HOPES, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS
INCLUDE: STATEMENTS REGARDING IMPLEMENTATION OF THE COMPANY'S RESTRUCTURING PLAN, STATEMENTS REGARDING THE COMPANY'S EXPANSION PLANS, THE IMPACT OF COMPETITION, THE START-UP OF CERTAIN OPERATIONS, THE BRAZILIAN WIRELESS AUCTION PROCESS AND TRENDS AFFECTING THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS, INCLUDING THE COMPANY'S ABILITY TO MEET FUTURE CASH REQUIREMENTS. ALL FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY (AS HEREINAFTER DEFINED) AS OF THE DATE THIS REPORT IS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE FACTORS SET FORTH IN "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S FUTURE RESULTS."


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

     TV Filme was organized in 1996 under the laws of the State of Delaware. Its largest stockholders include Warburg, Pincus Investors, L.P. ("Warburg, Pincus"); Tevecap, one of the leading pay television operators in Brazil; and certain members of management and their family.

     During 1998 and the first quarter of 1999, the Company faced significant challenges that ultimately affected the Company's ability to pay interest on its outstanding 12 7/8% senior notes due 2004 (the "Senior Notes") issued pursuant to an indenture dated as of December 20, 1996 (the "Indenture"). The Brazilian government's delay in granting wireless cable television licenses, the instability in emerging markets, the devaluation of the Brazilian currency, the REAL, and the resulting decline in consumer spending on wireless cable television in the markets in which ITSA and the Company's other subsidiaries provide services, significantly impacted the Company's business plan and its ability to service its indebtedness under the Indenture and continue as a going concern. While the Company decided to commence discussions with holders of the

Senior Notes to pursue a comprehensive financial and operational restructuring plan, the Company failed to make the required interest payment on the Senior Notes on June 15, 1999.

     The Indenture provides that failure to pay interest on the Senior Notes, if not cured within 30 days of such failure, constitutes an Event of Default under
Section 6.1(b) of the Indenture. Section 6.2 of the Indenture provides that upon the occurrence of an Event of Default, holders of at least 25% in principal amount of the outstanding Senior Notes may declare the unpaid principal of, and any accrued interest on, all the Senior Notes to be due and payable immediately.

RESTRUCTURING AND PLAN OF REORGANIZATION


     Shortly after June 15, 1999, the Company requested a meeting with certain holders of the Senior Notes. The Company also requested that pending discussions on the possible restructuring of the Company's obligations under the Senior Notes, such holders forbear from enforcing any right to accelerate the amounts due on the Senior Notes and from enforcing any other rights and remedies under the Indenture. Such agreements to forbear were originally evidenced by forbearance agreements among the Company and three holders of the Senior Notes who collectively held approximately 54% of the principal amount of the Senior Notes and who together with certain other holders of the Senior Notes formed an unofficial committee of Noteholders (the "Ad Hoc Noteholders' Committee") to represent the interests of the holders of the Senior Notes.

     After negotiations between the Company, the Ad Hoc Noteholders' Committee, and other interested parties regarding restructuring of the Company's obligations, the Company and holders of more than 65% of the aggregate principal amount of the Senior Notes (the "Specified Holders") entered into a Restructuring Agreement on January 24, 2000. In addition, the Specified Holders who are signatories to the Restructuring Agreement have agreed that so long as the Company is in compliance with the terms of the Restructuring Agreement, they will forbear (and cause the Indenture Trustee to forbear) from exercising their rights under the Senior Notes, the Indenture, applicable law or otherwise, with respect to any default in existence or arising under the Senior Notes or the Indenture during the term of the Restructuring Agreement.

     On January 26, 2000, the Company filed a voluntary petition under chapter 11 of the United States Bankruptcy Code, together with a pre-negotiated Plan of Reorganization and the Disclosure Statement relating to such Plan, with the U.S. Bankruptcy Court for the District of Delaware. The court approved the Disclosure Statement on March 1, 2000. Following approval of the adequacy of the Disclosure Statement, ballots respecting the Plan were circulated to those parties entitled to vote on the Plan, and the Plan was confirmed at a hearing by the court on April 10, 2000. Overwhelming majorities of holders of the Senior Notes and holders of the Company's common stock voted in favor of the restructuring set forth in the Plan. Effectuation of the Plan is contingent upon obtaining approval of the restructuring contemplated by the Plan from Agencia Nacional de Telecomunicacoes, the Brazilian government agency that regulates telecommunications services in Brazil, and the Central Bank of Brazil. The Company continues to operate and manage its affairs as debtor in possession. No trustee has been appointed.

     The Company's restructuring principally provides that, upon effectutation of the Plan, the senior noteholders will receive a $25 million cash payment and their existing notes will be converted into (i) New Senior Secured Notes in the aggregate principal amount of at least $35 million, subject to adjustment, with a five year maturity and interest of 12% per annum (interest payable-in-kind at the option of the reorganized company through the first 24 months), and (ii) 80% of the new common equity of the reorganized company. Current management will receive 15% of the new common equity, and existing common stockholders of TV Filme, Inc. will receive 5% of the new common equity of the reorganized company in exchange for their current stake. The Plan provides that the reorganized company will be a newly-formed Cayman Islands holding company, and that the New Senior Secured Notes will be issued by ITSA.

COMPANY OVERVIEW

     The Company develops, owns and operates pay television and internet access systems in markets in Brazil. The Company is the sole provider and operator of multi-point, multi-channel distribution systems ("MMDS") in the cities of Brasilia, Goiania, Belem and Campina Grande ("Operating Markets") and holds MMDS licenses in the cities of Bauru, Belo Horizonte, Caruaru, Franca, Porto Velho, Presidente Prudente, and Uberaba. The Company also has been announced as the winner of the MMDS license in the city of Vitoria; however, it has not yet officially received the license. Combined (including Vitoria), these cities have a total population of approximately 13 million and encompass approximately 3.1 million households, an estimated 2.6 million of which can be served by the Company's line-of-sight ("LOS") transmission.

     In addition to satellite competitors that operate on a national basis in Brazil, hardwire cable providers operate or hold licenses to operate in virtually all of the Company's licensed markets. The Company believes that, in its Operating Markets, approximately 25% of households are currently unpassed by hardwire cable. In the first quarter of 2000, the Company was awarded the MMDS license for Belo Horizonte and was announced as the winner of the license for Vitoria, for which, combined, it expects to pay approximately $2.3 million. The Company has no outstanding applications pending for any additional markets. Also see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Overview."

     The Company primarily targets markets with demographics, competitive environments and topographies that it believes offer the Company the opportunity to build and aggregate value through the provision of pay television, internet and other telecommunications services.

     The Company believes that MMDS technology is well suited to its current and potential target markets and is an attractive alternative to existing television, internet and telecommunications services. MMDS services can be deployed more rapidly than most alternative technologies and provides immediate coverage of entire markets, enabling services to be delivered to all potential subscribers that are in the unobstructed path of the transmission tower. MMDS services often can be deployed at a significantly lower system capital cost per installed subscriber than hardwire cable and other wire-based technologies because incremental investment is generally only undertaken in response to customer demand with the addition of each new subscriber. The Company believes that subscribers to television, internet and telecommunication services in Brazil are generally indifferent to the method of delivery of these services.

BRAZILIAN PAY TELEVISION INDUSTRY

     The pay television industry in Brazil began in 1989 with the commencement of UHF service in Sao Paulo. In contrast to the U.S., the Brazilian hardwire cable industry and wireless cable industry began developing concurrently. By December 31, 1999, approximately 276 hardwire cable licenses and 76 wireless cable licenses had been issued by the Brazilian government. The Company believes that as of December 31, 1999, fewer than 35% of Brazilian homes were passed by hardwire cable as compared to over 90% in the U.S. Brazil is the largest television market in Latin America with an estimated 33 million television households. As of December 31, 1999, the Company estimates that there were approximately 2.8 million pay television subscribers, representing approximately 8.5% of Brazilian television households.

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

OPERATING SYSTEMS AND THE COMPANY'S MARKETS

     The table below provides information regarding the Company's markets as of December 31, 1999:


                                       ESTIMATED            ESTIMATED            ESTIMATED         NUMBER           FULL
                                         TOTAL                TOTAL                 LOS              OF            LAUNCH
                                     POPULATION(1)        HOUSEHOLDS(1)      HOUSEHOLDS(1)(2)    CHANNELS(3)        DATE
                                   ------------------  --------------------- ------------------  ------------ -----------------
OPERATING MARKETS:

Brasilia.........................      2,100,000              500,000              440,000           37         Feb. 1994(4)
Belem............................      2,000,000              430,000              360,000           36         Feb. 1995
Goiania..........................      1,900,000              460,000              345,000           36         Jan. 1995
Campina Grande...................        500,000              100,000               80,000           31         May 1999
                                       ---------            ---------           ----------
Total in Operating Markets.......      6,500,000            1,490,000            1,225,000
                                       =========            =========           ==========
New Markets (5)..................      6,450,000            1,610,000            1,375,000
                                      ==========            =========           ==========

-----------

(1) Represents the Company's estimate of the population and the total number of total households within the greater metropolitan areas of each of its markets. The Company's estimates for Brasilia, Goiania, Belem and Campina Grande are based on data from the 1991 Census conducted by the Brazilian Institute of Geography and Statistics as adjusted to reflect estimated total household growth. The Company's estimates for the other markets are based on data provided by Brazil's Telecommunications National Agency.

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

(3) Includes six local off-air VHF/UHF channels in Brasilia and five local off-air VHF/UHF channels in each of Goiania, Belem and Campina Grande which are offered to the Company's subscribers in addition to the Company's authorized channels.

(4) Date when the Brasilia System increased its channel offering from four channels to eight channels. The Brasilia System began service with one channel in 1990.

(5) Represents the eight markets for which the Company has been awarded licenses to operate new MMDS systems.

     BRASILIA SYSTEM. Brasilia, the capital of Brazil, had an estimated greater metropolitan population of approximately 2.1 million as of December 31, 1999. Brasilia, which is located in the interior of Brazil, was established in the early 1960's as a planned city when the capital of Brazil was moved from Rio de Janeiro. Brasilia's generally flat topography is advantageous for MMDS. In addition, Brasilia's zoning provisions favor MMDS by requiring that residential buildings be of a similar height and located together. The Company's current 35 kilometer coverage territory encompasses approximately 440,000 households which the Company believes can be served by LOS transmission.

     The Brasilia System currently offers a 30 channel package, consisting of 24 wireless cable channels and six local off-air VHF/UHF channels. The Brasilia System, launched in 1990 with one channel, increased to three channels in July 1992, to four channels in September 1992, to eight channels in February 1994, to 16 wireless cable channels in November 1994 and to 24 wireless cable channels by the end of 1997. The Company also has approval to transmit programming over seven additional wireless cable channels, one of which it currently uses to transmit data to its internet access customers. The Brasilia System became EBITDA positive in the third quarter of 1994 with approximately 6,000 subscribers. The Brasilia System transmits at 50 watts of power per channel from a transmission tower which is 300 feet above average terrain. The principal pay television competitor in the city of Brasilia is NET Brasilia, a hardwire cable operator and affiliate of the Globo Organization. The Company believes that, at December 31, 1999, it was the largest pay television provider in Brasilia based on the total number of subscribers. In December 1997, the Company began providing high speed Internet access, under the brand name of Link Express, to its pay-TV customers in Brasilia. This service, which uses wireless cable modems for delivery of access at much higher speeds than conventional phone line access to subscribers, is believed to be the first marketed use of cable modem technology in Brazil. See "- High Speed Internet Access Service."

     BELEM SYSTEM. Belem, with an estimated greater metropolitan population of approximately 2.0 million as of December 31, 1999, lies at the mouth of the Amazon River and is a major trading port for the rich natural resources of the Amazon rain forest. The Company launched service in Belem in February 1995. Although the city is relatively flat, trees block wireless cable transmission in Belem more often than they do in Brasilia and Goiania and thus, the Belem System requires increased utilization of signal repeaters. The Belem System reaches the greater Belem area, including the cities of Mosqueiro, Ananindeua, Icoaraci and Marituba and the islands of Outeiro and Barcarena. The Company's current 30 kilometer coverage territory encompasses approximately 360,000 households which the Company believes can be served by LOS transmission.

     The Belem System currently offers a 30 channel package, consisting of 25 wireless cable channels and five local off-air VHF/UHF channels. The Company also has approval to transmit programming over an additional six wireless cable channels which have not yet been placed in service. The Belem System became EBITDA positive in the fourth quarter of 1995 with approximately 5,000 subscribers. The Belem System transmits at 50 watts of power per channel from a transmission tower which is 300 feet above average terrain. The principal pay television competitor in Belem is ORM Cabo, an independent hardwire cable operator.

     GOIANIA SYSTEM. Goiania, with an estimated metropolitan population of approximately 1.9 million as of December 31, 1999, is located approximately 100 miles southwest of Brasilia. Goiania is the capital of the state Goias, and, like Brasilia, its topography is favorable to LOS transmission because the city is relatively flat. The Company launched service in Goiania in January 1995. The Company's current 30 kilometer coverage territory encompasses approximately 345,000 households which the Company believes can be served by LOS transmission.

     The Goiania System currently offers a 29 channel package, consisting of 24 wireless cable channels and five local off-air VHF/UHF channels. The Company also has approval to transmit programming over seven additional wireless cable channels. The Goiania System transmits at 50 watts of power per channel from a transmission tower which is 350 feet above average terrain. The principal pay television competitor in the city of Goiania is NET Goiania, a hardwire cable operator and affiliate of the Globo Organization. The Company believes that, at December 31, 1999, it was the second largest pay television provider in Goiania based on total number of subscribers.

     In September 1999, the Goiania system converted to the Company's new pay television operating model, called "Mais TV" (see below).

     CAMPINA GRANDE SYSTEM. Campina Grande, with an estimated metropolitan population of approximately 500,000 as of December 31, 1999, is located approximately 80 miles west of Joao Pessoa, the capital of the state of Paraiba. Similar to Brasilia and Goiania, the topography of Campina Grande is favorable to LOS transmission. The Company launched service in Campina Grande in May 1999, exclusively using the MAIS TV operating model (see below). The Company's current licensed coverage radius encompasses approximately 80,000 households that the Company believes can be served by LOS transmission.

     The Campina Grande system currently offers a 27-channel package, consisting of 22 wireless cable channels and five local off-air VHF/UHF channels. The Company also has approval to transmit programming over nine additional wireless cable channels. The Campina Grande system transmits at 20 watts of power per channel from a transmission tower that is approximately 2,500 feet above sea level. There is currently no hardwire cable operation in Campina Grande.

NEW MARKETS

     The Company has been awarded licenses to operate MMDS systems in the following seven markets: Bauru, Belo Horizonte, Caruaru, Franca, Porto Velho, Presidente Prudente, and Uberaba. In addition, the Company was announced as the winner of the license for the city of Vitoria. The Company believes that, in the aggregate, these eight markets collectively encompass a total population of approximately 6.5 million, total households of approximately 1.6 million and LOS households of approximately 1.4 million. Bauru, Belo Horizonte, Franca, Presidente Prudente and Vitoria have operating hardwire cable competitors. Under the terms of the licenses awarded to the Company for its new markets, the entity holding the licenses, TV Filme Sistemas, is prohibited from transferring the licenses to another party for a period of three years after the date service is commenced.

MAIS TV OPERATING MODEL

     In May 1999, with the launch of the Campina Grande system, the Company created and implemented a new pay television operating model, "Mais TV." The major differences between the MAIS TV model and the previous model are:

     o Customers choose from three to five different programming packages and may vary their choice each and every month.

     o All services are offered exclusively on a prepaid basis. The customer receives a booklet which is to be filled out monthly, including the programming package selected. With this information, the Company, upon receipt of payment notification from the bank, is able to activate the selected programming package for the customer.

     o To initiate service, the customer purchases, from either a local store or the Company's local showroom, an installation kit. Prices for these kits are approximately $25, on average. Installation services, if desired by the customer, may be contracted for separately, either with the Company or with approved third-party installation companies.

     Based on the success of the Campina Grande launch, the Company decided to implement this new operating model in each of its existing (and future) operations. The Goiania system switched over to the new model in September/October 1999 and the Brasilia and Belem operations are scheduled to switch in the first half of 2000.

PROGRAMMING

     The Company currently purchases a large portion of its programming from Tevecap and its subsidiaries (certain programs are purchased directly from the programmer) pursuant to a license to transmit exclusive programming available from Tevecap and its subsidiaries via wireless and hardwire cable in the Company's current markets (the "Programming Agreement"). Under the terms of the Programming Agreement, so long as the Company is transmitting exclusive TVA programming, the Company has agreed that it shall use 50% of its total channel capacity in its current operating markets where it has a programming license from Tevecap or its subsidiaries to broadcast TVA Sistema programming, with certain exceptions, and the Company has a right of first refusal to carry any new programming channel that is offered by Tevecap or its subsidiaries. Tevecap may not charge the Company an amount greater than the minimum rates charged by Tevecap to other pay television operators, nor may such charges exceed comparable rates for other programming of a similar nature. The terms of the Programming Agreement terminate on July 2004, with certain limited exceptions with respect to the Company's application markets.

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

     The Company also offers selected local programming to supplement its channel line-up. For example, the Company owns the rights to televise annually certain of the games of the Para State Soccer Championship. Further, in 1997 the Company established TV FILME Programadora to develop and sell additional programming to the Company's three systems and to other pay-TV operations in Brazil. The first channel developed by TV FILME Programadora, Canal Adulto (which provides adult content programming), has been available in each of the Company's markets as a premium channel since May 1997. As of December 1999, the programming distribution rights, as well as the trademarks associated with the Canal Adulto channel were sold to a third party. The Company retained the rights for at least five years to transmit Canal Adulto to its subscribers.

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

     The Company's channel offerings as of December 31, 1999 are as follows:

CHANNEL                                         DESCRIPTION
-------                                         -----------
HBO Brazil........................ Brazilian version of HBO
HBO Brazil 2...................... HBO Brazil with a six hour time delay
ESPN Brazil....................... Brazilian version of ESPN
Eurochannel....................... Package of programming from free TV in Europe
Mundo............................. Variety channel
CMT Brazil........................ Brazilian version of Country Music Television
MTV Brazil........................ Brazilian version of MTV
MTV Latino *...................... Spanish language version of MTV
RTPi **........................... Radio and Television Portugal, a free broadcast channel from Portugal
CNN International................. International version of CNN
TNT............................... Brazilian version of TNT
Cartoon Network................... Cartoon Network produced in the U.S.
Fox............................... General entertainment
Discovery Channel................. Brazilian version of Discovery Channel
ESPN International................ International version of ESPN
Warner............................ Warner channel produced in the U.S.
Film & Arts/Bravo................. Brazilian version of Bravo
Sony.............................. Sony channel produced in the U.S.
CBS Telenoticias.................. Brazilian version of CBS for Latin American
                                   (in Spanish and Portuguese)
Discovery Kids.................... Children's version of Discovery
People and Art/Travel Channel***   Tourism, biography and art channel
Redevida.......................... Catholic programming
Cinemax........................... Films and special programming
Hallmark.......................... Films and special programming
Fox Kids.......................... Children's version of Fox
Canal Adulto ****................. Adult programming
Globo............................. Local off-air channel (where available)
SBT............................... Local off-air channel (where available)
Bandeirantes...................... Local off-air channel (where available)
Record............................ Local off-air channel (where available)
Nacional.......................... Local off-air channel (where available)
Manchete.......................... Local off-air channel (where available)
Cultura........................... Local off-air channel (where available)
Apoio............................. Local off-air channel (where available)
----------------------------------
*      Offered only in Brasilia.
**     Offered only in Campina Grande and Goiania.
***    Offered only in Belem.
****   Offered as a premium channel.

HIGH SPEED INTERNET ACCESS SERVICE

     In December 1997, the Company began providing Internet access service, under the brand name Link Express, to its pay-TV customers in Brasilia. This service, which uses wireless cable modems for delivery of access at greatly increased speeds to subscribers, is believed to be the first marketed use of cable modem technology in Brazil. In the future, the Company may also offer this service in Goiania and Belem, and in other markets, depending on market demand.

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

     In February 1999, the Company changed its marketing strategy to one focused on customer loyalty. The Company has limited its sales efforts to passive telemarketing and is directing its marketing expenditures towards customer loyalty programs such as promotional discounts at retail stores, gifts, parties and other items given exclusively to customers. This approach has enabled it to significantly reduce expenditures, reduce churn, increase customer loyalty and target its sales to prospects who truly want the service and have the financial wherewithal to pay for the service. In addition, upon the launch of the MAIS TV model in each city, the Company redirects its marketing efforts in such city toward brand recognition and awareness in order to generate the majority of its new installations through sales of installation kits at local stores. This involves partnering with the local stores on advertising and paying sales commissions to stores rather than having a direct sales force.

     INSTALLATION. The Company's installation package features a standard rooftop mount linked to a small antenna and related equipment, including a decoder, located at the subscriber's location. Installations at single-family homes require an entire installation package, while installation at multiple dwelling units in which drop lines already have been installed require less time and, accordingly, are less costly. During 1998, the Company charged its new subscribers an installation fee typically ranging from $5-$75. However, upon launching the MAIS TV model in any given city, the Company creates a network of authorized installers in order to reduce direct costs of installation and expects the customer to pay for this service, or self-install the system. While the Company still offers installation service, it does not attempt to be competitive in this market and reserves this service primarily for apartments and other large buildings where the third-party installation teams are not as qualified. Because of this strategy, and because installation kits are sold for approximately $25, the Company expects to receive only a nominal amount of revenue on future installations.

     CUSTOMER SERVICE. The Company believes that delivering high levels of customer service in installation and maintenance enables it to maintain customer satisfaction. To this end, the Company (i) schedules installations promptly,
(ii) provides a customer service hotline, (iii) provides quick response repair service and (iv) makes follow-up calls to new subscribers shortly after installation to ensure customer satisfaction. The Company seeks to instill a customer service focus in all its employees through ongoing training programs. Under the MAIS TV model, the Company still offer high levels of customer service, but has begun to charge the customer for anything other than routine service calls.

     In the fourth quarter of 1998, the Company decided to centralize various activities in a single service center in Brasilia. Along with centralizing billing, accounts payable, human resources administration and corporate marketing, the Company centralized its customer service hotline and all routing and scheduling functions. This centralization project was completed in April 1999 and has proven to further enhance and improve the quality of its customer service function.

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

EMPLOYEES

     As of  December  31,  1999,  the  Company  had a  total  of 554  employees, substantially all of whom are employed by TV Filme's subsidiaries. All of the Company's employees, except for Messrs. Hermano Lins and Carlos Andre Lins, are subject to collective bargaining agreements. The collective bargaining agreements covering the employees of TV Filme Brasilia and TV Filme Goiania expire in June 2000. The collective bargaining agreements are with the Union for the Employees of Radio and TV Broadcasting Companies. Employees of TV Filme Belem and TV Filme Campina Grande are not covered under a collective bargaining agreement; however, the Company has historically honored the terms of the TV Filme Brasilia and TV Filme Goiania agreements with its other employees. The Company has experienced no work stoppages in its history. The Company provides its employees with health insurance (which is not required by law in Brazil) and certain other benefits which it believes enable it to attract and retain qualified and motivated employees.

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

FACILITIES AND EQUIPMENT

     ADMINISTRATIVE FACILITIES. A centralized corporate administrative facility is located in Brasilia to handle training, engineering, computer systems development, financial and controller functions and strategic planning. In addition, the Company has established regional operating offices in its Operating Markets to coordinate sales, billing, general marketing, customer service and certain other administrative functions on a regional level. Each facility is connected to the Company's computer network. Beginning in the fourth quarter of 1998, the Company began centralizing its customer service, billing, accounts payable and certain other administrative functions for all of its operations in Brasilia. The centralization project was completed in April 1999. Functions remaining in the regional offices include sales, local marketing, installation and technical support services, maintenance and local administrative functions. As new markets are launched, the Company expects to use the same centralized model.

     TRANSMISSION FACILITIES. The Company's headend and transmitter facilities are located in leased buildings at the Company's transmission tower sites. The transmitting antennas generally are able to serve the maximum regulatory range for its license coverage areas. In certain areas within the Company's markets that are otherwise terrain-blocked, the Company utilizes signal repeaters to enhance signal coverage. For new markets, the Company expects to lease space for transmission and headend facilities and expects to use transmitting antennas which will serve the entire license coverage areas in each market.

     DIGITAL TECHNOLOGY. The Company currently transmits in analog format. Should competitive conditions require or if the Company deems such technology to be cost effective and practical to provide, it may implement digital technology, provided the Company has adequate resources for such implementation.

COMPETITION

     Through its subsidiaries, the Company is the only entity licensed to operate wireless cable systems in each of its licensed markets. The Company has the authority to provide service using up to 31 wireless analog cable channels in each such market. The Company believes that, as of December 31, 1999, it was the largest pay television provider in Brasilia based on total number of subscribers. The Company's principal competitor in the city of Brasilia is NET Brasilia, a hardwire cable operator and affiliate of the Globo Organization. The Company believes that, as of December 31, 1999, it was the second largest pay television provider in Goiania based on total number of subscribers. The Company's principal competitor in the city of Goiania is NET Goiania, a hardwire cable operator and affiliate of the Globo Organization. The Company believes that, as of December 31, 1999, it was the largest pay television provider in Belem based on total number of subscribers. The Company's principal competitor in the city of Belem is ORM Cabo, an independent hardwire cable operator. There currently is no hardwire cable provider in the city of Campina Grande.

     In addition to other terrestrial pay television operators, pay television operators in Brazil face or may face competition from several other sources, such as direct broadcasting satellite systems ("DBS"), local off-air VHF/UHF channels, home videocassette recorders and out-of-home theaters. Currently, there are three DBS providers in Brazil, "Sky," an affiliate of the Globo Organization, Direct TV, and Tecsat, a privately held company in Brazil. Competition in the pay television industry is based upon program offerings, customer service, reliability and pricing. Many actual and potential competitors have greater financial, marketing and other resources than the Company. No assurance can be given that the Company will be able to compete successfully. See "--Brazilian Pay Television Industry," and "--Operating Systems and the Company's Markets."

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

     OWNERSHIP OF LICENSES. Decree No. 2196 eliminated the requirement that only companies in which Brazilian nationals own at least 51% of the voting capital were eligible to be granted a license to operate an MMDS system. Consequently, under current regulations any company constituted in accordance with the laws of Brazil and with a head office and management located in Brazil is eligible to be granted such a license. Until November 1997, TV Filme Servicos held the licenses to operate the MMDS systems in Brasilia, Goiania and Belem. As a result of the lifting of the 51% ownership requirement, in November 1997, TV Filme Servicos transferred the respective license for Brasilia, Goiania and Belem to TV Filme Brasilia, TV Filme Goiania and TV Filme Belem, respectively. This transfer was approved by Brazilian regulators. Licenses for the new markets are held by TV

Filme Sistemas. Although Decree No. 2196 eliminated the requirement discussed above, the General Telecommunications Law permits the Executive Branch, through Presidential Decree, to impose restrictions on foreign capital investments in telecommunications companies. However, such restrictions may not be imposed retroactively with respect to outstanding licenses. Decree No. 2196 also provides that licenses shall be granted for renewable periods of ten or fifteen years; all the current invitations for bids for MMDS services provide for 15-year terms.

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

     TWO-WAY MMDS. In some countries, including the United States, MMDS license holders have been granted additional spectrum to provide bi-directional, or "two-way," services to their customers, including internet access, data transmission and other advanced telecommunications services. Based upon public comment requests and other information, the Company believes that ANATEL soon will approve the use of additional spectrum for existing and future holders of MMDS licenses to be used for advanced data and telecommunications services. It is uncertain at this time what, if any, additional restrictions will be imposed upon holders of the additional spectrum, how it may be acquired, and for what price.

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

ITEM 2.  PROPERTIES.

     The Company leases approximately 37,000 square feet of office space for its corporate headquarters and the Brasilia System in Brasilia. In addition, the Company leases office space for the Goiania System, Belem System and Campina Grande System consisting of approximately 29,000, 22,000 and 16,000 square feet, respectively. In addition to leased office space, the Company also owns a lot in Brasilia, which may, in the future, be used as the site for the Company's transmission tower and offices in such city, and less than 1,500 square feet of office space in Goiania. The Company also leases space for transmission towers located in Brasilia, Goiania, Belem and Campina Grande. Finally, the Company leases office space and space for transmission towers in certain of its newly awarded markets. The Company believes that office space and space for transmission towers is readily available on acceptable terms in the markets where the Company operates wireless cable systems.

ITEM 3.  LEGAL PROCEEDINGS.

     On January 26, 2000, the Company filed a voluntary petition under chapter 11 of the United States Bankruptcy Code, together with a pre-negotiated Plan of Reorganization and the Disclosure Statement relating to such Plan, with the U.S. Bankruptcy Court for the District of Delaware. The court approved the Disclosure Statement on March 1, 2000. Following approval of the adequacy of the Disclosure Statement, ballots respecting the Plan were circulated to those parties entitled to vote on the Plan, and the Plan was confirmed at a hearing by the court on April 10, 2000. Overwhelming majorities of holders of the Senior Notes and holders of the Company's common stock voted in favor of the restructuring set forth in the Plan. Effectuation of the Plan is contingent upon obtaining approval of the restructuring contemplated by the Plan from Agencia Nacional de Telecomunicacoes, the Brazilian government agency that regulates telecommunications services in Brazil, and the Central Bank of Brazil. The Company continues to operate and manage its affairs as debtor in possession. No trustee has been appointed.

     At this time, it is not possible to predict the outcome of the chapter 11 case or its effect on the Company's business. Additional information regarding the chapter 11 case is set forth in Item 1. "Business - Restructuring and Plan of Reorganization," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructuring and Plan of Reorganization,"
Note 1 of Notes to Consolidated Financial Statements, and the Report of Independent Auditors included herein. For a description of other litigation with respect to the Company, see also Note 9 of the Notes to Consolidated Financial Statements included herein.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

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

     The following table reflects the high and low sale prices for the Common Stock, as reported by the OTC Bulletin Board and Nasdaq, for the periods indicated:

                                                     HIGH               LOW
                                                     ----               ---

                                                           (Per Share)
     1OTC BULLETIN BOARD

     1999*.....................................$     1-5/8     $        1/8
     -----

     NASDAQ NATIONAL MARKET

     1998
     -----
     Fourth Quarter............................$     2-1/8     $        1/4
     Third Quarter..............................     4                  7/8
     Second  Quarter............................     5                1-7/8
     First  Quarter.............................     5-7/8            2-3/4

-------------------------
* The OTC Bulletin Board stock summaries are compiled only once a year and are not updated throughout the year.

     On March 31, 2000, there were approximately 17 stockholders of record of the Common Stock. The Company believes that it has approximately 448 beneficial owners.

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

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected consolidated balance sheet data as of December 31, 1995, 1996, 1997, 1998 and 1999 and the selected consolidated statement of operations data for each of the years ended December 31, 1995, 1996, 1997, 1998 and 1999 are derived from, and are qualified by reference to, the Consolidated Financial Statements, which have been audited by Ernst & Young Auditores Independentes S.C., independent auditors. The Consolidated Financial Statements have been prepared in accordance with U.S. GAAP in U.S. dollars. For this purpose, until December 31, 1997 amounts in Brazilian currency were remeasured into U.S. dollars in accordance with the methodology set forth in Statement of Financial Accounting Standards No. 52 ("SFAS No. 52") as it applies to entities operating in highly inflationary economies. Pursuant to SFAS No. 52, supplies, property, plant and equipment, intangibles and deferred installation fees and the related income statement accounts were remeasured at exchange rates in effect when the assets were acquired or the liabilities were incurred. All other assets and liabilities were remeasured at fiscal year end exchange rates; and all other income and expense items were remeasured at average exchange rates prevailing during the year. Remeasuring adjustments were included in exchange and translation gains (losses). Effective January 1, 1998, the Company determined that Brazil ceased to be a highly inflationary economy under SFAS 52. Accordingly, as of January 1, 1998, the Company began using the REAL as the functional currency of its Brazilian subsidiaries. As a result, all assets and liabilities are translated into dollars at period end exchange rates and all income and expense items are translated into U.S. dollars at the average exchange rate prevailing during the period. In addition, the Company recorded a loss associated with holding a net foreign currency monetary liability position. The data presented below should be read in conjunction with the Consolidated
Financial Statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information included elsewhere in this Report.

                                                                           YEAR ENDED DECEMBER 31, (1)
                                                        -------------------------------------------------------------------------
                                                        1995          1996          1997          1998          1999
                                                        ----          ----          ----          ----          ----
STATEMENT OF OPERATIONS DATA:
Revenues .......................................    $  11,404     $  31,388     $  50,547     $  45,408     $  26,177
Operating costs and expenses:
    System operating ...........................        2,957         9,593        17,631        19,617        11,844
    Selling, general and
       administrative ..........................        8,975        16,737        27,965        31,637        20,625
    Depreciation and amortization ..............        2,049         5,921        12,162        21,651        14,205
                                                    ---------     ---------     ---------     ---------     ---------
       Total operating costs and ...............       13,981        32,251        57,758        72,905        46,674
       expenses ................................    ---------     ---------     ---------     ---------     ---------
Operating loss ................................        (2,577)         (863)       (7,211)      (27,497)      (20,497)
Other income (expense) (2) ....................           360        (1,147)      (12,045)      (12,723)      (46,073)
                                                    ---------     ---------     ---------     ---------     ---------
Net income (loss) .............................     $  (2,217)    $   2,010       (19,256)    $ (40,220)    $ (66,570)
                                                    =========     =========     =========     =========     =========
Net income (loss) per share (3) ...............     $   (0.27)    $   (0.22)        (1.76)    $   (3.72)    $   (6.15)
                                                    =========     =========     =========     =========     =========
Weighted average number of common
    stock and common stock
    equivalents (3) ............................        8,086         9,256        10,940        10,825        10,825
                                                    =========     =========     =========     =========     =========
OTHER FINANCIAL DATA:
EBITDA(4) .....................................     $    (216)    $   5,330         5,026 $   $  (5,846)    $  (6,292)
Capital expenditures ..........................        16,621        25,225        37,082        14,062         4,140

OTHER OPERATING DATA:
Number of subscribers at end of ...............        36,594        79,176       111,244        77,069        72,240
    year(5)
Average monthly revenue per
    subscriber(6) ..............................    $   40.00     $   39.63     $   37.91     $   35.39     $   27.01

                                                                             AS OF DECEMBER 31,
                                                        -------------------------------------------------------------
                                                         1995          1996           1997          1998         1999
                                                         ----          ----           ----          ----         ----
 BALANCE SHEET DATA:
 Working capital (deficit)(7) ..................    $  (6,430)    $ 123,263     $  97,723     $  58,227     $(120,965)
 Pledged securities(8) .........................           --        33,512        17,324            --            --
 Property, plant and equipment, net ............       18,870        38,333        63,405        50,974        25,005
 Total assets ..................................       23,683       202,929       186,397       133,314        83,322
 Total long-term debt ..........................          400       140,200       140,000       140,000            --
 Stockholders'deficiency(9) ....................        7,895        37,748        22,330       (21,767)      (91,642)
        -------
(1) The Selected Consolidated Financial Data includes (i) TV Filme Servicos on a historical basis and (ii) ITSA and its subsidiaries since May 1994 and the predecessor of ITSA on a historical basis, as though they had been part of TV Filme for all periods presented. See Note 1a to the Consolidated Financial Statements.

(2) Other income (expense) is comprised primarily of foreign currency losses and interest expense.

(3) Net income (loss) per share is calculated using the weighted average number of shares of stock outstanding during the period together with the number of shares issuable upon the exercise of options and warrants issued during the twelve months prior to the Company's initial public offering of Common Stock which occurred in August 1996 (the "Initial Public Offering").

(4) EBITDA is defined as operating loss plus depreciation, amortization and non-cash charges. While EBITDA should not be construed as a substitute for operating loss or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with U.S. GAAP, it is included herein to provide additional information regarding the ability of the Company to meet its capital expenditures, working capital requirements and debt service. EBITDA, however, is not necessarily a measure of the Company's ability to fund its cash needs. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

(5)  See "Item 1. Business -- Operating Systems and the Company's Markets."

(6)  Average   monthly   revenue  per   subscriber  is  calculated  by  dividing
     subscription revenue for the month by the average number of subscribers for the month.

(7) For periods prior to 1998, working capital includes current portion of pledged securities.

(8) The pledged securities were purchased as collateral for the Senior Notes. See Note 7 to the Consolidated Financial Statements.

(9) TV Filme has never paid cash dividends on its Common Stock. See "Item 5. Market For Registrant's Common Equity and Related Stockholder Matters."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Notes to Consolidated Financial Statements are an integral part of Management's Discussion and Analysis of Financial Condition and Results of Operations and should be read in conjunction herewith.

     The Company develops, owns and operates pay television systems in markets in Brazil. The Company is the sole provider of MMDS in the cities of Brasilia, Goiania, Belem and Campina Grande and holds the sole MMDS licenses in the cities of Bauru, Belo Horizonte, Caruaru, Franca, Porto Velho, Presidente Prudente and Uberaba. The Company also has been announced as the winner of the MMDS license for Vitoria; however, it has yet to officially receive this license.

     During 1998 and the first quarter of 1999, the Company faced significant challenges that ultimately affected the Company's ability to pay interest on its outstanding 12 7/8% senior notes due 2004 (the "Senior Notes") issued pursuant to an indenture dated as of December 20, 1996 (the "Indenture"). The Brazilian government's delay in granting wireless cable television licenses, the instability in emerging markets, the devaluation of the Brazilian currency, the REAL, and the resulting decline in consumer spending on wireless cable television in the markets in which ITSA and the Company's other subsidiaries provide services, significantly impacted the Company's business plan and its ability to service its indebtedness under the Indenture and continue as a going concern. While the Company decided to commence discussions with holders of the Senior Notes to pursue a comprehensive financial and operational restructuring plan, the Company failed to make the required interest payment on the Senior Notes on June 15, 1999.

     The Indenture provides that failure to pay interest on the Senior Notes, if not cured within 30 days of such failure, constitutes an Event of Default under
Section 6.1(b) of the Indenture. Section 6.2 of the Indenture provides that upon the occurrence of an Event of Default, holders of at least 25% in principal amount of the outstanding Senior Notes may declare the unpaid principal of, and any accrued interest on, all the Senior Notes to be due and payable immediately.

     RESTRUCTURING AND PLAN OF REORGANIZATION

     Shortly after June 15, 1999, the Company requested a meeting with certain holders of the Senior Notes. The Company also requested that pending discussions on the possible restructuring of the Company's obligations under the Senior Notes, such holders forbear from enforcing any right to accelerate the amounts due on the Senior Notes and from enforcing any other rights and remedies under the Indenture. Such agreements to forbear were originally evidenced by forbearance agreements among the Company and three holders of the Senior Notes who collectively held approximately 54% of the principal amount of the Senior Notes and who together with certain other holders of the Senior Notes formed an unofficial committee of Noteholders (the "Ad Hoc Noteholders' Committee") to represent the interests of the holders of the Senior Notes.

     After negotiations between the Company, the Ad Hoc Noteholders' Committee, and other interested parties regarding restructuring of the Company's obligations, the Company and the certain specified noteholders (the "Specified Holders") entered into a Restructuring Agreement on January 24, 2000. In addition, the Specified Holders who are signatories to the Restructuring Agreement have agreed that so long as the Company is in compliance with the terms of the Restructuring Agreement, they will forbear (and cause the Indenture Trustee to forbear) from exercising their rights under the Senior Notes, the Indenture, applicable law or otherwise, with respect to any default in existence or arising under the Senior Notes or the Indenture during the term of the Restructuring Agreement.

     On January 26, 2000, the Company filed a voluntary petition under chapter 11 of the United States Bankruptcy Code, together with a pre-negotiated Plan of Reorganization and the Disclosure Statement relating to such Plan, with the U.S. Bankruptcy Court for the District of Delaware. The court approved the Disclosure Statement on March 1, 2000. Following approval of the adequacy of the Disclosure Statement, ballots respecting the Plan were circulated to those parties entitled to vote on the Plan, and the Plan was confirmed at a hearing by the court on April 10, 2000. Overwhelming majorities of holders of the Senior Notes and holders of the Company's common stock voted in favor of the restructuring set forth in the Plan. Effectuation of the Plan is contingent upon obtaining approval of the restructuring contemplated by the Plan from Agencia Nacional de Telecomunicacoes, the Brazilian government agency that regulates telecommunications services in Brazil, and the Central Bank of Brazil. The Company continues to operate and manage its affairs as debtor in possession. No trustee has been appointed.

     The Company's restructuring principally provides that, upon effectuation of the Plan, the senior noteholders will receive a $25 million cash payment and their existing notes will be converted into (i) New Senior Secured Notes in the aggregate principal amount of at least $35 million, subject to adjustment, with a five year maturity and interest of 12% per annum (interest payable-in-kind at the option of the reorganized company through the first 24 months), and (ii) 80% of the new common equity of the reorganized company. Current management will receive 15% of the new common equity, and existing common stockholders of TV Filme, Inc. will receive 5% of the new common equity of the reorganized company in exchange for their current stake. The Plan provides that the reorganized company will be a newly-formed Cayman Islands holding company, and that the New Senior Secured Notes will be issued by ITSA.

     GENERAL

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

     Each of the Company's existing systems has required an initial capital investment of approximately $1.0 million to $1.5 million to build and install a transmission tower, headend facilities and other equipment. These costs are generally depreciated over ten years. In addition, each new subscriber has required an average incremental investment of approximately $450, which includes the cost of a decoder box, installation labor and materials, other equipment and supplies, marketing and selling costs. The Company capitalizes installation costs, including installation labor, decoders and other direct costs, and depreciates these costs over a four year period. Prior to 1998, these costs were depreciated over a five year period. The Company charges new subscribers installation fees which vary from market to market, depending on factors which include the subscriber's access to other forms of pay television and whether the installation is the first installation in a building. The Company has charged its subscribers an installation fee typically ranging from $5 - $75 (approximately $10, net of sales commissions, in markets which have adopted the MAIS TV model.) For new market systems, the Company expects to incur an initial capital investment of approximately $1.5 million each to build and install a transmission tower, headend facilities and other equipment. Factoring in the

$7.0 million cost of the licenses for the new markets, the total estimated initial expenditures for these markets is expected to be approximately $19 million. The Company defers installation fees, net of direct selling expenses, and is recognizing these fees as revenues ratably over a four-year period. Prior to 1998, the Company recognized these fees as revenues ratably over a five-year period.

     The Company's historical subscriber growth has resulted from the addition of subscribers in Brasilia and from the launch of operating systems in Goiania, Belem and Campina Grande. Recent subscriber losses have resulted from the general economic situation in Brazil, including the strict tightening of consumer credit and increased levels of unemployment. Revenues primarily consist of monthly fees paid by subscribers for the programming packages, installation fees recognized for the period and advertising fees and revenue derived from the provision of high speed Internet access services. See "Item 1. Business -- High Speed Internet Access Service." System operating expenses include programming costs, a portion of the costs of compensation and benefits for the Company's employees, transmitter site rentals and certain repair and maintenance expenditures. Depreciation and amortization expenses consist primarily of depreciation of decoder boxes, headend facilities and installation costs.

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

     Although the Company's financial statements are presented pursuant to U.S. GAAP in U.S. dollars, the Company's transactions are consummated in both REAIS and U.S. dollars. Inflation and devaluation in Brazil have had, and are currently having, substantial effects on the Company's results of operations and financial condition. From time to time, the Company purchases hedge contracts to reduce the risk of having a substantial portion of its cash in REAIS. At the end of 1999, the Company held approximately $28.0 million of such contracts, which expired on February 11, 2000. See "-- Certain Factors Which May Affect the Company's Future Results -- Factors Relating to the Company -- Risks Associated with New Markets and Growth and Expansion Strategy."

     The economic and financial turmoil in Southeast Asia and the former Soviet Republics during 1997 and 1998 has had an impact on many emerging markets, including Brazil. As a result of these events, the Brazilian government originally took significant measures to protect the REAL, as well as the gains achieved over the past several years by Brazil's economic stabilization plan, the Real Plan. Among other actions, on October 27, 1997, Brazil's Central Bank significantly raised short-term interest rates, and, in November 1997, the Brazilian government announced a series of austerity measures, generally including budget cuts, restrictions on public indebtedness, tax increases, export incentives and restrictions on imports. These measures were designed to improve the country's fiscal and current account deficits and relieve pressure on the REAL. Even after taking these measures, the government continued to experience a reduction in foreign currency reserves which were being used to purchase REAIS as a means to protect the relative value of the REAL versus the U.S. dollar. Due to the continued reduction in foreign currency reserves, and other reasons, the Brazilian government sought support from the International Monetary Fund ("IMF"). On November 13, 1998, the IMF announced an aid package of more than $41 billion. To secure these funds, in October 1998 the Brazilian government announced additional austerity measures including pension plan reform and significant spending cuts, which have been approved by the Brazilian Congress. As part of these additional austerity measures, the government increased the financial transactions tax (CPMF) from 0.2% to 0.38%. This tax is levied on the value of all financial transactions, including bank withdrawals, checks, and stock and fund purchases. Also, the Brazilian government increased the public pension system contribution by corporations from 2% of revenue to 3% of revenue and for the first time, subjected financial income, including accrued intercompany interest income, to this tax. Despite these additional austerity measures, in January 1999 the Brazilian government devalued the REAL and subsequently eliminated the established trading band. These measures have had, and will have for the foreseeable future, both a direct and indirect impact on the Company's financial results.

     Soon after the 1997 austerity measures were initiated, the Company began to experience a significant increase in customer delinquency rates which, among other things, resulted in the Company significantly increasing its provisions for doubtful accounts and increasing service disconnections. This trend continued throughout 1998 and 1999. The Company has undertaken several steps to address the impact of the deterioration in its operating environment, such as performing credit checks on potential new subscribers, changing the way it compensates its sales force to emphasize high quality sales and implementing cost reduction measures, including a headcount reduction. In addition, as previously discussed the Company has become more aggressive in canceling delinquent subscriber accounts. There can be no assurance that the steps taken by the Company or measures taken by the Brazilian government will be successful, or that the increase in delinquent payments and service disconnections will abate. If the steps implemented by the Company and the Brazilian government are not effective in the near term, the Company may be unable to meet future cash requirements. See "-- Liquidity and Capital Resources."

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


                                                                           YEAR ENDED DECEMBER 31,
                                            ------------------------------------------------------------------------------
                                                       (In thousands, except subscriber, per share and share data)
                                                            % OF                         % OF                      % OF
                                                1997       REVENUE         1998         REVENUE         1999      REVENUE
                                                ----       -------         ----         -------         ----      -------
Revenues ...............................   $  50,547           100%      $  45,408          100%    $  26,177       100%
Operating costs and expenses:
System operating .......................      17,631            35%         19,617           43%       11,844        45%
Selling, general and administrative (b)       27,965            55%         31,637           70%       20,625        79%
Depreciation and amortization ..........      12,162            24%         21,651           48%       14,205        54%
                                           ---------     ---------       ---------     ---------     ---------    ------
      Total operating costs and expenses      57,758           114%         72,905          161%       46,674       178%
                                           ---------     ---------       ---------     ---------     ---------    ------
      Operating loss ...................      (7,211)          (14%)       (27,497)         (61%)     (20,497)      (78%)
                                           ---------     ---------       ---------     ---------     ---------    ------
Other income (expense):
  Interest and other expense ...........     (19,167)          (38%)       (19,810)         (44%)     (24,088)      (92%)
  Interest and other income ............       8,985            18%         11,300           25%        7,281        28%

  Monetary loss.........................          --            --          (4,213)          (9%)     (29,266)     (112%)

  Exchange and translation losses.......      (1,863)           (4%)           -0-            --            --        --
                                           ---------     ---------       ---------     ---------     ---------    ------
         Total other expense ...........     (12,045)          (24%)       (12,723)         (28%)     (46,073)     (176%)
                                           ---------     ---------       ---------     ---------     ---------    ------
Net loss ...............................   $ (19,256)          (38%)     $ (40,220)         (89%)   $ (66,570)     (254%)
                                           ---------     ---------       ---------     ---------     ---------    ------
Net loss per share .....................   $   (1.76)                    $   (3.72)                 $   (6.15)
                                           =========                     =========                  =========

Weighted average number of
  shares of common stock and
  common stock equivalents .............      10,940                        10,825                     10,825
                                           =========                     =========                  =========
Other Data:
 EBITDA(a) .............................   $   5,026                    $  (5,846)                  $  (6,292)
                                           =========                     =========                  =========

  Number of subscribers at end
    of  period .........................     111,244                        77,069(b)                  72,240
                                           =========                     =========                  =========

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

     NET LOSS. Net loss for 1999 increased to ($66.6) million versus ($40.2) million in 1998, primarily due to the devaluation of the REAL versus the dollar, which caused a $25 million increase in currency exchange loss due to the Company's net dollar-denominated monetary liability position. Reductions in operating loss due to staff cuts, stricter accounts receivable policies and the REAL devaluation were offset by higher net interest and other expense. Net loss for 1998 increased to ($40.2) million versus ($19.2) million in 1997 due to a 34,000 reduction in subscriber count, a change in the depreciation period from five years to four years, increased costs to support new services and programming and to generate new subscribers to replace those lost throughout the year, and the currency exchange loss.

     REVENUES. The Company's revenues for 1999 decreased by 42% compared to 1998, due primarily to the devaluation of the REAL between the periods, as well as some decline in subscriber base. Revenues for 1998 decreased by 10% compared to 1997, also due primarily to the REAL devaluation. In both cases, the decrease in revenues was partially offset by revenues from the Company's proprietary premium channel and high-speed Internet service.

     SYSTEM OPERATING EXPENSES. For 1999 compared to 1998, system operating expenses decreased by 40%, primarily due to the devaluation of the REAL between the periods, offset in part by programming costs, most of which are denominated in U.S. dollars. System operating expenses increased in 1998 by 11% over 1997, primarily due to higher costs to support the Company's proprietary premium channel and high-speed internet access services, along with increases in programming and magazine costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses decreased during 1999 by 35% over 1998, primarily due to the REAL devaluation. This decrease was offset, in part, by debt restructuring costs of $5,145,000, an increase in bank charges due to a new financial transactions tax implemented in Brazil in July 1999 and additional rents paid for office and transmission space in cities where the Company has been awarded new licenses. SG&A expenses increased in 1998 by 13% over 1997, primarily due to an increase in the provision for litigation and taxes, a higher bad debt provision associated with the reduction in subscribers, and higher payroll costs to support the Company's proprietary premium channel and high-speed internet access service. These increases were partially offset by a reduction in advertising and promotion expenses during 1998.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased in 1999 by 34% over 1998, primarily due to the devaluation in the REAL. This decrease was offset, in part, by the extra depreciation caused by additional capitalized installation costs during the period. Depreciation and amortization increased in 1998 by 78% over 1997 primarily due to the change in the depreciation period from five years to four years (effective January 1, 1998) and the acquisition of over $14 million in additional equipment during the period.

     INTEREST AND OTHER EXPENSE. Interest and other expense increased in 1999 by 22% over 1998, primarily due to the write-off of capitalized debt issuance costs and recognized losses associated with loss positions on foreign exchange currency contracts held at year end. Interest and other expense increased in 1998 by only 3% compared to 1997.

     INTEREST AND OTHER INCOME. Interest and other income decreased in 1999 by 36% compared to 1998, primarily due to a decrease in the average cash balance between the two periods, partially offset by the Company holding a higher proportion of its cash balance in Brazil, which enabled it to obtain significantly higher rates of return. Interest and other income increased in 1998 by 26% versus 1997, primarily as a result of holding a higher percentage of the Company's cash in Brazil, which earned higher rates of return.

     CURRENCY EXCHANGE LOSS. Due to its net dollar-denominated liability position, which occurred throughout 1998 and 1999, the Company generates currency exchange losses in any reporting period in which the value of the REAL depreciates in relation to the value of the U.S. dollar.

LIQUIDITY AND CAPITAL RESOURCES

     On January 26, 2000, the Company filed the Chapter 11 case, which will affect the Company's liquidity and capital resources in fiscal 2000. See Item 1. "Business--Restructuring and Plan of Reorganization."

     The pay television business is capital intensive. From 1993 through the first part of 1996, the Company raised an aggregate of approximately $16.8 million through a series of private equity placements to Tevecap and Warburg, Pincus Investors, L.P. In August 1996, TV Filme completed the Initial Public Offering with net proceeds to the Company of $24.4 million and in December 1996 TV Filme completed the sale of the Senior Notes with net proceeds to the Company of approximately $134.0 million. In the past, working capital requirements have been primarily met by (i) venture capital financings, (ii) capital markets financings, (iii) vendor financing which generally requires payment within 420 days of shipment, some of which had been supported by irrevocable letters of credit guaranteed by Abril and certain of its affiliates and (iv) borrowings from Abril and certain affiliates. As of December 31, 1999, the Company had no outstanding borrowings from Abril and its affiliates and the Company does not expect to borrow from Abril or its affiliates in the future.

     As of December 31, 1999, the Company had no amounts outstanding under letters of credit. As of January 1, 1999, the Company had import lines of credit in the aggregate amount of $30.5 million with four commercial banks. In January 1999, in conjunction with the devaluation of the REAL, all import lines of credit were cancelled by the banks. Further import purchases by the Company will have to be individually negotiated with the banks. While the Company believes that lines of credit, additional vendor financing and other credit facilities are available, the terms and conditions of such financing vehicles are uncertain and may not be available on terms acceptable to the Company. As a result of reclassifying its Senior Notes as a current liability (see "Event of Default on Senior Notes"), the Company had a negative working capital at December 31, 1999 of $121.0 million. Net cash used in operating activities for the twelve months ended December 31, 1999 was $4.6 million.

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

     In order to assist the Company in evaluating strategic alternatives, including a possible debt restructuring, and issues associated with the Company's debt service requirements, the Company has selected BT Alex. Brown, Inc. (now Deutsche Bank) as its financial advisor. On August 13, 1999, the Company reached an agreement in principle with a committee representing holders of the Company's outstanding 12-7/8% Senior Notes due 2004. Under the terms of the agreement in principle, the senior noteholders will receive a $25 million cash payment and their existing notes will be converted into (i) new Senior Secured Notes in the aggregate principal amount of $35 million, with a five year maturity and interest of 12% per annum (interest payable-in-kind at the Company's option through the first 24 months), and (ii) 80% of the new common equity of the reorganized company. Current management will receive 15% of the new common equity, and the existing common stockholders of the Company will receive 5% of the common equity of the reorganized company in exchange for their current stake. All outstanding stock options will be cancelled. This agreement in principle is subject to execution of definitive documentation, and is to be effected pursuant to a pre-arranged plan which has received court approval under Chapter 11 of the U.S. Bankruptcy Code. In addition, the Agencia Nacional de

Telecomunicacoes, the Brazilian government agency that regulates telecommunications in Brazil, and the Central Bank of Brazil must approve the proposed restructuring. In the process of reviewing the proposed restructuring, the Central Bank may examine the original approvals granted when the Secured Notes were issued and there is a risk that the Central Bank may impose charges or additional taxes with respect to the original transaction relating to the Secured Notes. There can be no assurance that approval of the restructuring will be given or as to whether any charges or taxes may be imposed. Moreover, charges or taxes imposed by the Central Bank may result in the restructuring not being feasible and may have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the proposed restructuring transaction will be completed successfully.

     The Company made capital expenditures of approximately $4.1 million during 1999. Such capital expenditures were financed with the proceeds from the Senior Notes offering and from cash generated from the Company's operations.

     In September 1997, the Brazilian Ministry of Communications announced the bidding process by which additional pay-TV licenses would be awarded throughout the country. This award process commenced in October 1997. Due to legal challenges made to the bidding process by several bidders, the bidding process had been postponed for all markets. However, on May 13, 1998, the Superior Justice Tribunal issued a favorable ruling allowing the bidding process with respect to a number of the smaller markets to go forward. In July 1998, the license process for the smaller markets was reinstated and in the fourth quarter of 1998, the Company was awarded licenses to operate pay-TV systems in the following seven cities: Bauru, Campina Grande, Caruaru, Franca, Porto Velho, Uberaba and Presidente Prudente. The Company paid an aggregate of $5.0 million for these seven licenses, and launched its operation in Campina Grande during the second quarter of 1999. Following a favorable ruling by the Superior Justice Tribunal in the fourth quarter of 1998, with respect to the remaining markets, on March 10, 1999 ANATEL initiated the bid process for these markets. The Company decided not to participate in this process at that time. However, in October 1999, the Company participated in a bidding process for the cities of Belo Horizonte, Campinas, Sao Jose dos Campos and Vitoria. The Company was successful in its bids for Belo Horizonte and Vitoria, for which it offered a total of approximately $2.3 million.

     The Company from time to time may selectively pursue joint ventures or acquisitions in the pay television industry, although it currently has no understanding, commitment or agreement with respect to any such joint venture or acquisitions. The Company currently believes that its cash and internally generated funds will be sufficient to fund its obligations pursuant to the agreement in principle with the committee of noteholders and the cash requirements for its four existing systems and eight new markets for at least the next twelve months. As of December 31, 1999, of the Company's approximately $42.2 million in cash and cash equivalents, approximately $12.9 million (31%) was invested in U.S. dollar denominated securities. In the longer term, the
Company's funding needs are subject to a variety of factors, including its ability to successfully complete a debt restructuring and plan of reorganization under chapter 11 of the Bankruptcy Code, the number and size of new system launches or acquisitions, the implementation of alternative transmission technologies and the offering of additional telecommunications services. Accordingly, there can be no assurance that the Company will be able to meet its future funding needs.

     As described in Notes 1 and 7 to the financial statements, the Company is in default on its Senior Notes and has entered into a Restructuring Agreement with certain Specified Holders and filed a voluntary petition under chapter 11 of the United States Bankruptcy Code, together with a pre-negotiated Plan of Reorganization and the Disclosure Statement relating to such Plan, with the U.S. Bankruptcy Court for the District of Delaware. The effect of this bankruptcy proceeding on the Company's future liquidity cannot be determined at this time.

YEAR 2000 COMPLIANCE

     The company assessed its exposure to the Year 2000 problem and completed a comprehensive response to that exposure. The Company had potential Year 2000 exposures in three areas: (i) financial and management operating computer systems used to manage the Company's business, (ii) SMS and video transmission equipment used by the Company and (iii) computer systems used by third parties, in particular third party vendors and suppliers of the Company. The Company spent approximately $100,000 in its Year 2000 readiness efforts. The Company will continue to monitor its own systems and those of its suppliers to identify and address any computer system problems related to the Year 2000.

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

RECENT ECONOMIC EVENTS

     The economic and financial turmoil in Southeast Asia and the former Soviet Republics during 1997 and 1998 has had an impact on many emerging markets, including Brazil. As a result of these events, the Brazilian government originally took significant measures to protect the REAL, as well as the gains achieved over the last several years by the REAL Plan. Among other actions, in October 1997, Brazil's Central Bank significantly raised short-term interest rates, and, in November 1997, the Brazilian government announced a series of austerity measures, generally including budget cuts, restrictions on public indebtedness, tax increases, export incentives and restrictions on imports. These measures were designed to improve the country's fiscal and current account deficits and relieve pressure on the REAL. While short-term interest rates declined somewhat during the second quarter of 1998, they returned to levels approaching 37% per annum by the end of the year and remain above 19% per annum. Even with rates at this level, the government continued to experience a reduction in foreign currency reserves which were being used to purchase REAIS as a means to protect the relative value of the REAL versus the U.S. dollar. Due to the continued reduction in foreign currency reserves, and other reasons, the Brazilian government sought support from the International Monetary Fund (the "IMF"). On November 13, 1998, the IMF announced an aid package of more than $41 billion. To secure funds from the IMF, in October 1998 the Brazilian government announced additional austerity measures including pension plan reform and significant spending cuts, which have been approved by the Brazilian Congress. As part of these additional austerity measures, effective in June 1999, the government increased the financial transactions tax (CPMF) from 0.2% to 0.38%. This tax is levied on the value of all financial transactions, including bank withdrawals, checks, and stock and fund purchases. Also, effective in January 1999, the Brazilian government increased the public pension system contribution by corporations, from 2% of revenue to 3% of revenue and for the first time, subjected financial income, including accrued intercompany interest income, to this tax. Despite these additional austerity measures, in January 1999 the
Brazilian government devalued the REAL and subsequently eliminated the established trading band, thereby allowing the REAL to float freely against the

U.S. dollar. These measures have had, and will have for the foreseeable future, an impact on the Company's financial results.

     Soon after the 1997 austerity measures were initiated, the Company began to experience a significant increase in customer delinquency rates which, among other things, resulted in the Company significantly increasing its provisions for doubtful accounts and increasing service disconnections. This trend continued throughout 1998 and 1999. The Company has undertaken several steps to address the impact of the deterioration in its operating environment, such as performing credit checks on potential new subscribers, changing the way it compensates its sales force to emphasize high quality sales and implementing cost reduction measures, including a headcount reduction. In addition, as previously discussed the Company has become more aggressive in canceling delinquent subscriber accounts. There can be no assurance that the steps taken by the Company or measures taken by the Brazilian government will be successful, or that the increase in delinquent payments and service disconnections will abate.

FACTORS RELATING TO BRAZIL GENERALLY

     OUR BUSINESS COULD SUFFER FROM POLITICAL AND ECONOMIC UNCERTAINTIES IN BRAZIL. Changes in policies involving, among other things, tariffs, exchange controls, regulatory policy and taxation, as well as events such as inflation, currency devaluation, social instability or other political, economic or diplomatic developments could adversely affect our business, results of operations and financial condition.

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

FACTORS RELATING TO THE COMPANY

     OUR SUBSTANTIAL LEVERAGE COULD ADVERSELY AFFECT OUR ABILITY TO RUN OUR BUSINESS. We currently have a significant amount of indebtedness. This substantial indebtedness could have important consequences. For example, it could:

     o limit our ability to obtain additional financing in the future to refinance existing indebtedness and for working capital, capital expenditures, acquisitions, and general corporate purposes or other purposes;

     o require us to dedicate a substantial portion of our cash flow from operations and cash and/or marketable securities on hand to the payment of principal and interest on our indebtedness, thereby reducing funds available for market expansion and additional market development;

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

     WE HAVE A LIMITED OPERATING HISTORY AND A HISTORY OF LOSSES AND MAY NEVER ACHIEVE PROFITABILITY. We were incorporated in April 1996. Therefore, we have a limited operating history upon which to evaluate our current business and prospects. We have incurred net losses since our formation. At December 31, 1999, we had an accumulated deficit of $130.2 million. In 1999, we had net losses of $66.6 million. We expect that we will continue to incur losses from operations from the foreseeable future. We cannot assure you that we will ever become profitable in the future.

     A FAILURE TO EFFECTIVELY MANAGE OUR INTERNAL GROWTH WOULD ADVERSELY AFFECT OUR BUSINESS. Our growth has placed a significant strain on managerial and operation resources. Any inability to manage growth effectively, or a drop in productivity of our employees could have a material adverse effect on our business, results of operations and financial condition.

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

The amount and timing of our future capital requirements will depend upon a number of factors, many of which are not within our control, including:

     o    the grant of new licenses,

     o    programming costs,

     o    capital costs,

     o    competitive conditions, and

     o the costs of any necessary implementation of technological innovations or alternative technologies.

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

     OUR ABILITY TO EXPAND INTO NEW MARKETS IS SUBJECT TO A NUMBER OF FACTORS. Our ability to expand successfully into new markets through acquisitions depends on many factors, including:

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

     WE ARE IN A  COMPETITIVE  BUSINESS.  We  face  potential  competition  from hardwire cable operators, DBS, local off-air VHF/UHF channels, home videocassette recorders and out-of-home theaters. Currently, there are three DBS providers in Brazil. Legislative, regulatory and technological developments may result in additional and significant competition. Competition in the pay television industry is based upon program offerings, customer service, reliability and pricing. Many of our actual and potential competitors have greater financial, marketing and other resources than we do. We cannot provide any assurance that we will be able to compete successfully.

     OUR BUSINESS COULD SUFFER FROM CHANGES IN GOVERNMENT REGULATION. Changes in the regulation of our business activities, including decisions by regulators affecting our operations, could have an adverse effect on our business. Any new regulations could have a material adverse effect on the pay television industry, as a whole, and on us, in particular.

     WE ARE DEPENDENT ON CERTAIN KEY SUPPLIERS. We are dependent on certain key suppliers for our programming. We currently purchase a large portion of our programming from one source under a programming agreement. Although we have no reason to believe that the agreement will be canceled or will not be renewed, if the agreement is canceled or not renewed, we will have to seek programming from other sources. We cannot provide any assurances that other programming will be available to us on acceptable terms or at all or, if available, that such programming will be acceptable to our subscribers.

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

     In February 2000, the Company's only supplier of decoders (General Instruments, recently purchased by Motorola) in its four Operating Markets announced that it was planning to discontinue production for this product in the future, and gave the Company a limited time in which to give additional orders for the manufacturing of this product. While the Company has a substantial inventory of decoders available for use for new subscribers, the technology used in the decoding process is proprietary and no other supplier currently could provide the Company with additional decoders should they become necessary. It is unclear if Motorola will maintain this limited period for additional orders and it is unclear if Motorola will license its proprietary decoding technology to any other manufacturer. If Motorola does not continue production of this decoder, or permit any other manufacturer to do so, and if the Company requires additional decoders for subscriber use, it could have a material adverse effect on our results of operations and financial condition.


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

     In an effort to protect against a possible devaluation of the REAL, the Company entered into the following foreign currency hedge contracts, which were outstanding as of December 31, 1999 (these contracts were entered into for purposes other than trading purposes):

-----------------------------------------------------------------------------------------------------------------
CONTRACT VALUE           EXCHANGE RATE       PREMIUM %      % CDI      CONTRACT DATE         EXPIRATION DATE

US$28,000,000            R$1.867:US$1        +11.25%        100%       December 13, 1999     February 11, 2000
-----------------------------------------------------------------------------------------------------------------

In 2000, the Company entered into the following foreign currency hedge contracts to protect against further devaluation of the REAL:

-----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
CONTRACT VALUE          EXCHANGE RATE       PREMIUM %      % CDI      CONTRACT DATE          EXPIRATION DATE

US$28,000,000           R$1.770:US$1        +6.8%          100%       February 11, 2000      April 11, 2000
----------------------------------------------------------------------------------------------------------------

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following statements are filed as part of this Annual Report on Form 10-K:

                                                                       FORM 10-K
                                                                        PAGE NO.
                                                                        --------
FINANCIAL  STATEMENTS:

   TV  FILME,  INC.:

     Report of Independent Auditors.....................................    28

     Consolidated Balance Sheets as of December 31,1998   and 1999......    29

     Consolidated Statements of Operations for the years ended
     December 31, 1997, 1998, and 1999..................................    30

     Consolidated Statements of Changes in Stockholders'
     Deficiency for the three years ended December 31, 1997, 1998
     and 1999...........................................................    31

     Consolidated Statements of Cash Flows for the years
     ended December  31, 1997, 1998 and 1999............................    32

     Notes to Consolidated Financial Statements.........................    33



     All schedules have been omitted because they are inapplicable or the requested information is shown in the consolidated financial statements or related notes.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
TV Filme, Inc.

 1. We have audited the accompanying consolidated balance sheets of TV Filme, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the three years ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

 2. We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 3. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TV Filme, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for the three years ended December 31, 1999, in conformity with generally accepted accounting principles in the United States.

 4. The accompanying financial statements have been prepared assuming that TV Filme, Inc. will continue as a going concern. As more fully described in
     Note 1, the  Company  has  recurring  operating  losses  and has a  working capital deficit, and has filed for protection under Chapter 11 of the United States Bankruptcy Court. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1 to the Financial Statements. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                  ERNST & YOUNG
                                            AUDITORES INDEPENDENTES S.C.

Sao Paulo, Brazil                                /s/ Sergio Citeroni
March 17, 2000                                       Sergio Citeroni
Except for Note 1                                    Partner
and 7, as to which
the date is April
10, 2000.

                         TV FILME, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                               DECEMBER 31,
                                                         ----------------------
                                                             1998         1999
                                                             ----         ----
                                                       (IN THOUSANDS OF DOLLARS)
ASSETS
Current assets:
   Cash and cash equivalents........................... $   57,492    $  42,175
   Accounts receivable, net............................      4,736        2,474
   Supplies............................................      4,930        2,750
   Prepaid expenses and other current assets...........      2,560        5,700
                                                        ----------    ---------
        Total current assets...........................     69,718       53,099
Property, plant and equipment, net - Note 2............     50,974       25,005
Debt issuance costs, net - Note 7......................      4,731           --
Other assets...........................................      7,891        5,218
                                                        ----------    ---------
        Total assets...................................   $133,314      $83,322
                                                        ==========    =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable....................................... $    3,315    $   6,168
Payroll and other benefits payable.....................      2,892        1,577
Accrued interest payable...............................        751       18,776
Accrued liabilities and taxes payable - Note 9.........      4,533        7,543
Long-term debt in default - Note 7                              --      140,000
                                                         ---------    ---------
        Total current liabilities......................     11,491      174,064
Deferred installation fees.............................      3,590          900
Senior Notes...........................................    140,000           --
Stockholders' deficiency
   Accumulated other comprehensive loss
      Cumulative transaction adjustment - Note 4            (3,877)      (7,182)
   Preferred stock, $.01 par value, 1,000,000
      shares authorized, no shares issued..............         --           --
   Common stock, $.01 par value, 50,000,000
      shares authorized, 10,824,594 and 10,824,594
      shares issued and outstanding ...................        108          108
      Additional paid-in capital.......................     45,657       45,657
      Accumulated deficit..............................    (63,655)     130,225)
                                                        -----------   ----------
        Total stockholders' deficiency.................    (21,767)     (91,642)
                                                        -----------   ----------
        Total liabilities and stockholders' deficiency. $  133,314    $  83,322
                                                        ===========   =========






                             See accompanying notes.

                         TV FILME, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            DECEMBER 31,
                                                    ----------------------------
                                                    1997        1998       1999
                                                    ----        ----       ----
                                                       (IN THOUSANDS, EXCEPT
                                                            PER SHARE DATA)

Revenues ......................................  $ 50,547   $ 45,408   $ 26,177

Operating costs and expenses:
   System operating-Note 3 ....................    17,631     19,617     11,844
    Selling, general and administrative .......    27,965     31,637     20,625
   Depreciation and amortization ..............    12,162     21,651     14,205
                                                 --------   --------   --------
        Total operating costs and expenses ....    57,758     72,905     46,674
                                                 --------   --------   --------
        Operating loss ........................    (7,211)   (27,497)   (20,497)

Other income (expense):
   Interest and other expense - Notes 3 and 11    (19,167)   (19,810)   (24,088)
   Interest and other income ..................     8,985     11,300      7,281
   Currency exchange loss .....................        --     (4,213)   (29,266)
   Exchange and translation losses ............    (1,863)        --         --
                                                 --------   --------   --------
        Total other expense ...................   (12,045)   (12,723)   (46,073)
                                                 --------   --------   --------
Net loss ......................................  $(19,256)  $(40,220)  $(66,570)
                                                 ========   ========   ========

Net loss per share, basic and diluted .........  $  (1.76)  $  (3.72)  $  (6.15)
                                                 ========   ========   ========

Weighted average number of shares of common
   stock and common stock equivalents .........    10,940     10,825     10,825
                                                 ========   ========   ========





                             See accompanying notes.

                         TV FILME, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999



                                               COMMON STOCK       ADDITIONAL    OTHER
                                                                   PAID-IN     COMPREHEN-  ACCUMULATED
                                           SHARES     PAR VALUE    CAPITAL     SIVE LOSS     DEFICIT       TOTAL
                                           ------     ---------    -------     ---------     -------       -----

                                                          (IN THOUSANDS OF DOLLARS, EXCEPT SHARES)

BALANCE AT DECEMBER 31, 1996 ..........  10,166,176         102      41,825          --       (4,179)      37,748
Issuance of common stock for payment of
    non-cash compensation .............      36,163          --          75          --           --           75
Conversion of outstanding warrants into
    Common stock ......................     622,800           6       3,757          --           --        3,763
Net loss for the year .................          --          --          --          --      (19,256)     (19,256)
                                         ----------  ----------  ----------  ----------   ----------   ----------
BALANCE AT DECEMBER 31, 1997 ..........  10,825,139  $      108  $   45,657               $  (23,435)  $   22,330
Cumulative translation adjustment .....          --          --          --      (3,877)          --       (3,877)
Net loss for the year .................          --          --          --          --      (40,220)     (40,220)
                                         ----------  ----------  ----------  ----------   ----------   ----------

BALANCE AT DECEMBER 31, 1998 ..........  10,825,139  $      108  $   45,657  $   (3,877)  $  (63,655)  $  (21,767)
Cumulative translation adjustment .....          --          --          --      (3,305)          --       (3,305)
Net loss for the year .................          --          --          --          --      (66,570)     (66,570)
                                         ----------  ----------  ----------  ----------   ----------   ----------

BALANCE AT DECEMBER 31, 1999 ..........  10,825,139  $      108  $   45,657  $   (7,182)  $ (130,225)  $  (91,642)
                                         ==========  ==========  ==========  ==========   ==========   ==========




                                                         See accompanying notes.

                         TV FILME, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31
                                                                       ----------------------
                                                                    1997        1998        1999
                                                                    ----        ----        ----

                                                                     (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ....................................................  $ (19,256)  $ (40,220)  $ (66,570)
Adjustments to reconcile net loss to net cash
  Provided by operating activities:
   Depreciation and amortization ............................     12,162      22,050      14,669
   Provision for losses on accounts receivable ..............      4,989       6,674       1,337
   Non-cash compensation ....................................         75          --          --
   Amortization of debt issuance costs ......................        805       1,567       1,677
   Decrease in deferred installation fees ...................     (1,049)     (3,107)       (737)
   Currency exchange loss ...................................         --       4,213      24,553
Changes in operating assets and liabilities:
   Increase in accounts receivable ..........................     (9,214)     (4,176)     (1,422)
   (Increase) decrease in supplies ..........................     (2,582)        (32)        591
   (Increase) decrease in prepaid expenses and other current
   assets ...................................................     (2,003)        375      (4,092)
   (Increase) decrease in accrued interest receivable .......       (679)        679          --
   (Increase) decrease in other assets ......................     (1,292)     (6,449)        286
    Decease in pledged securities ...........................     16,867      16,645          --
   Increase (decrease) in accounts payable ..................      1,618      (9,023)      4,369
   Increase (decrease) in payroll and other benefits payable         565         950        (685)
   Increase in accrued interest payable .....................        179          --      18,025
   Increase  in accrued liabilities and taxes payable .......        649       3,522       3,403
                                                               ---------   ---------   ---------
Net cash provided by (used in) operating activities .........      1,884      (6,332)     (4,596)
                                                               ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES Acquisitions:
   Property, plant and equipment ............................    (37,082)    (14,062)     (3,593)
                                                               ---------   ---------   ---------
Net cash used in investing activities .......................    (37,082)    (14,062)     (3,593)
                                                               ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in short-term debt ......................     (2,926)         --          --
Proceeds from issuance of senior notes, net of costs ........         --          --          --
Debt issuance costs .........................................       (819)         --          --
Issuance of common stock and warrants .......................      3,763          --          --
Decrease in payables from affiliates ........................       (200)       (200)         --
                                                               ---------   ---------   ---------
Net cash used in financing activities .......................       (182)       (200)         --
                                                               ---------   ---------   ---------
Effect of exchange rate changes on cash .....................         --      (2,889)     (7,128)
                                                               ---------   ---------   ---------
Net change in cash and cash equivalents .....................    (35,380)    (23,483)    (15,317)
Cash and cash equivalents at beginning of year ..............    116,355      80,975      57,492
                                                               ---------   ---------   ---------
Cash and cash equivalents at end of year ....................  $  80,975   $  57,492   $  42,175
                                                               =========   =========   =========


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

     At its formation, the Company entered into a restructuring (the "Restructuring") pursuant to which all of the preferred stock of ITSA was converted into common stock of ITSA, based on the conversion rates at the date of issuance of the preferred stock. Each share of common stock of ITSA was exchanged for 1,844 shares of Common Stock of the Company. As all of the preferred stock of ITSA has been converted and there were no preferred dividends paid or due as a result of the conversion, all preferred and common stock issuances of the predecessor companies have been reflected as issuances of Common Stock of the Company. Prior to the consummation of the Initial Public Offering and the Restructuring, TVFSA operated the Company's wireless cable system in Brasilia, and held the licenses to operate the Company's wireless cable systems in Brasilia, Goiania and Belem. ITSA owned substantially all of TVFSA, TV Filme Goiania Servicos de Telecomunicacoes Ltda. ("TV Filme Goiania") and TV Filme Belem Servicos de Telecomunicacoes Ltda. ("TV Filme Belem"). Pursuant to the Restructuring, (i) 51% of the voting stock of TVFSA was transferred to an entity, all of which is owned by certain existing shareholders of ITSA who were or are Brazilian nationals, with ITSA retaining 49% of the voting stock and 83% of the economic interests in TVFSA; (ii) the operating assets of the wireless cable system of Brasilia were transferred from TVFSA to TV Filme Brasilia Servicos de Telecomunicacoes Ltda. ("TV Filme Brasilia"), which is substantially owned by ITSA; and (iii) TVFSA entered into various agreements with ITSA and its subsidiaries pursuant to which, among other things, TVFSA has authorized ITSA to operate the existing wireless cable systems under its current licenses. Subsequent to the Restructuring and the Initial Public Offering, the Company owns 100% of ITSA, which holds 49% of the voting stock and 83% of the economic interests of TVFSA and 100% of TV Filme Brasilia, TV Filme Goiania and TV Filme Belem. As of November 1997, the licenses to operate the existing wireless cable systems were transferred from TV Filme Servicos to the respective operating companies, TV Filme Brasilia, TV Filme Goiania and TV Filme Belem.

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

     On January 26, 2000, the Company filed a voluntary petition under chapter 11 of the United States Bankruptcy Code, together with a pre-negotiated Plan of Reorganization and the Disclosure Statement relating to such Plan, with the U.S. Bankruptcy Court for the District of Delaware. The court approved the Disclosure Statement on March 1, 2000. Following approval of the adequacy of the Disclosure Statement, ballots respecting the Plan were circulated to those parties entitled to vote on the Plan, and the Plan was confirmed at a hearing by the court on April 10, 2000. Overwhelming majorities of holders of the Senior Notes and holders of the Company's common stock voted in favor of the restructuring set forth in the Plan. Effectuation of the Plan is contingent upon obtaining approval of the restructuring contemplated by the Plan from Agencia Nacional de Telecomunicacoes, the Brazilian government agency that regulates telecommunications services in Brazil, and the Central Bank of Brazil. The Company continues to operate and manage its affairs as debtor in possession. No trustee has been appointed.

     These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


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

     C. NET LOSS PER SHARE

     Basic EPS is computed by dividing income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock when such securities are dilutive to earnings per share. The basic or diluted EPS measured under SFAS 128 are not materially different than if measured under APB No. 15.

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

     Depreciation is computed on the straight-line basis using estimated useful lives ranging from 5 to 10 years for buildings and leasehold improvements (limited to the shorter of the lease term or the useful life), 5 years for machinery and equipment, furniture and fixtures and 4 years for installation costs. Prior to 1998, installation costs were depreciated over a 5 year period.

     G. INTANGIBLE ASSETS

     Intangible assets are comprised primarily of pay television licenses, which are amortized on a straight-line basis over a period of 10 years. Accumulated amortization at December 31, 1997, 1998 and 1999 was $449,000, $817,000, and
$1,105,000 respectively.

     H. REVENUE RECOGNITION

     Revenues from subscribers are recognized in the period service is rendered. Installation fees are recognized as revenue to the extent of direct selling costs incurred, with the remainder deferred and amortized to income over a four year period. Prior to 1998, such fees were amortized over a five year period.

     I. ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The Company had an allowance for doubtful accounts of $387,000 and $651,000 at December 31, 1998 and 1999, respectively. Charges to the allowance during 1997, 1998 and 1999 were $3,945,100, $8,000,000 and $1,100,000 respectively.

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

     K. INTEREST EXPENSE

     Interest expense approximates the amount of cash interest paid, plus amounts unpaid but accrued associated with the Company's restructuring of its long-term debt (see Note 7).

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

     O. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

     2. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is comprised of the following at December 31:

                                                               1998       1999
                                                               ----       ----
                                                               (IN MILLIONS OF
                                                                   DOLLARS)

Land....................................................   $    1.0   $    1.0
Building and leasehold improvements.....................        2.1        1.3
Machinery and equipment.................................       35.1       24.1
Furniture and fixtures..................................        1.4        0.8
Installation costs......................................       50.2       37.1
                                                           --------   --------
                                                               89.8       64.3
Accumulated depreciation................................      (38.8)     (39.3)
                                                           ---------  --------
                                                            $  51.0      $25.0
                                                           ========   ========

     Depreciation  expense  of  $12,009,000,   $21,651,000  and  $13,338,000  is
included in the statements of operations for the years ended December 31, 1997, 1998 and 1999, respectively.

     3. RELATED PARTY TRANSACTIONS

     Substantially all programming is supplied by a subsidiary of Tevecap S.A. ("Tevecap"), a stockholder of the Company, pursuant to a programming contract. Amounts paid to such affiliate in 1997, 1998 and 1999 were $10,394,000, $10,607,000 and $7,643,000 respectively. Through September 1997, the Company purchased from Tevecap a program guide which it distributed to its subscribers monthly. In October 1997, the Company discontinued purchasing the program guide produced by Tevecap and began producing and distributing its own program guide. The amount paid to Tevecap for the program guide during 1997 was $679,000.

     The Company purchased two licenses to operate wireless cable systems from Abril S.A. ("Abril") for $400,000 each, payable in four equal annual installments, which do not bear interest. The $200,000 which remained outstanding as of December 31, 1997 was repaid in February 1998.

     The Company purchases equipment and supplies from vendors under irrevocable letters of credit. Abril and a subsidiary of Tevecap guarantee such obligations from time to time. Total issued and outstanding letters of credit at December 31, 1997, 1998 and 1999 were $7,665,000, $500,000, and $0, respectively. At
December 31, 1997, 1998 and 1999, issued and outstanding letters of credit secured by affiliates were $110,000, $0, and $0 respectively. The maturity of outstanding letters of credit at December 31, 1998 was 420 days.

     4. COMPREHENSIVE LOSS

     The calculation of comprehensive loss for the twelve months ended 1998 and 1999 is as follows:

                                                              1998         1999
                                                              ----         ----
                                                                (IN THOUSANDS)

Net Loss...............................................   $ (40,220)  $ (66,570)
Foreign currency translation adjustments...............      (3,877)     (3,305)
                                                          ---------    --------
                                                          $ (44,097)  $ (69,875)

     Accumulated comprehensive loss, consisting entirely of foreign currency translation adjustments, was $3,877 and $7,182 at December 31, 1998 and 1999, respectively.

     5. STOCKHOLDERS' DEFICIENCY

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

     6. STOCK-OPTION PLAN

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

     Of the total number of options which were exercisable as of December 31, 1999, 210,000 options have been forfeited in accordance with their terms.

     Pro forma disclosure information has not been presented as all outstanding options are expected to be cancelled in conjunction with the Company's restructuring process under Chapter 11 of the U.S. Bankruptcy Code (see Notes 1 and 7).

     7. LONG-TERM DEBT IN DEFAULT

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

     The Senior Notes are redeemable on or after December 15, 2000 at the option of the Company, in whole or in part from time to time, at specified redemption prices declining annually to 100% of the principal amount on or after December 15, 2003, plus accrued interest. The Senior Notes contain certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness and pay dividends or make certain other distributions. Upon a change of control, the Company is required to make an offer to purchase the Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any. In accordance with the covenants of the Senior Notes and the Company's current level of leverage, at December 31, 1999 it is unable to make any dividend payments.

     Under the provisions of the Senior Note indenture, the Company is required to make semi-annual interest payments on June 15 and December 15 of each year to the noteholders. On June 15, 1999, the Company failed to make the required interest payment, and did not make the payment within the subsequent 30 day grace period allowable under the terms of the indenture, which caused an event of default to occur. While the Company has reached an agreement in principle with a committee representing holders of the Senior Notes to restructure this obligation, and a pre-arranged plan implementing such restructuring has been approved by the bankruptcy court (as described in Note 1), the restructuring transaction contemplated by the plan has not yet been effected. As a result of this event of default, the Company has classified the Senior Note, as a current liability in the accompanying balance sheet. The agreement in principle was reached in August 1999; accordingly, the Company wrote off the deferred debt issuance cost of $3.3 million in the third quarter 1999.

     The Company believes that the Senior Notes, as of December 31, 1999, were trading at approximately 20% of the principal value.

         8.  INCOME TAXES

         The reasons for the difference between total tax expense (benefit) and the amount computed by applying the effective Brazilian tax rate to income before income taxes are as follows:

                                                 1997        1998        1999
                                                 ----        ----        ----
                                                      (IN THOUSANDS OF
                                                           DOLLARS)
Income taxes (benefit) at effective
      Brazilian rate........................   $(6,354)   $(13,273)   $(22,648)
Nondeductible compensation expense..........       215       1,651       3,876
Effect of change in tax rate................       103          --         667
Increase (decrease) in valuation allowance..     6,036      11,622      18,105
                                               -------    --------    --------
Tax expense (benefit).......................   $    --    $     --    $     --
                                               =======    =========   ========

     The Company has not recognized any future income tax benefit for its net operating loss carryforwards in excess of net deferred tax liabilities as it is not assured that it will be able to realize a benefit for such losses in the future. The net operating loss carryforwards amounted to $66,921 and $114,527 at December 31, 1998 and 1999, respectively. Under Brazilian law, net operating losses may be carried forward for an unlimited period of time. Use of these losses, however, is restricted to 30% of taxable income in a tax period.

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The approximate effect of temporary differences as of December 31, 1998 and 1999 is as follows:

                                                            1998       1999
                                                            ----      ----
                                                           (IN THOUSANDS OF
                                                                DOLLARS)
Deferred tax assets
Net operating loss carryforwards......................... $21,414    $38,456
Deferred installation fees...............................   1,185        306
Other....................................................   2,912      2,558
                                                          -------    -------
                                                           25,511     41,316
Valuation allowance...................................... (18,838)   (36,943)
                                                          --------   -------
                                                          $ 6,673     $4,373
                                                          =======    =======


Fixed assets............................................. $ 6,673     $4,373
                                                          -------    -------
                                                          $ 6,673     $4,373
                                                          =======    =======

     9. TAX AND LABOR CONTINGENCIES

     The Company has several labor lawsuits and tax contingencies. The provision for contingencies of $3,274,000 and $5,708,000 at December 31, 1998 and 1999, respectively, is included in "Accrued liabilities and taxes payable" and represents management's loss expectation for these contingencies.

     10. COMMITMENTS

     The Company leases office space and vehicles, and has entered into various transmission tower rental agreements. Rent expense amounted to approximately $2,091,080, $3,508,000 and $2,527,000 for the years ended December 31, 1997,
1998 and 1999, respectively. A substantial number of these rental agreements are renewed on a continuous basis. The Company also has entered into various contracts to secure programming. These agreements are readjusted periodically.

     Lease commitments at December 31, 1999 are as follows:

2000...........................................................      1,555,000
2001...........................................................      1,525,000
2002...........................................................        450,000
2003...........................................................        447,000

     11. FOREIGN EXCHANGE CONTRACTS

     At December 31, 1998 and 1999, the Company had $24.1 and $28.0 million, respectively, of foreign exchange contracts. The Company regularly enters into such contracts, typically with a duration of six months or less. The contracts held at December 31, 1999 expired in February 2000. These contracts allow the Company to receive in REAIS, at maturity, the dollar equivalent of the contract value calculated using the exchange rate as of the maturity date. At maturity, the Company is required to pay the contract value plus interest calculated using the interbank lending rate during the life of the contract. Net contract gains, if any, are subject to a 20% tax levied in Brazil. Realized gains and losses are reported in "Interest and other expense." Unrealized losses as of December 31, 1999 totaled $1,298,000 and have also been recognized in "Interest and other expense."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information with respect to the persons who are members of the Board of Directors or are executive officers of the Company as of March 23, 2000.

                 NAME                  AGE                POSITION
                 ----                  ---                --------
Hermano Studart Lins de Albuquerque    37    Chief Executive Officer,  Secretary
                                             and Director
Carlos Andre Studart Lins              35    President, Chief Operating Officer,
de Albuquerque                               acting Chief Financial Officer  and
                                             Director
Douglas M. Karp                        45    Managing  Director of E.M. Warburg,
                                             Pincus & Co. LLC
Gary D. Nusbaum                        33    Managing  Director of E.M. Warburg,
                                             Pincus & Co. LLC
Jose Augusto Pinto Moreira             56    President of Tevecap S.A.
Douglas Duran                          46    Chief  Financial Officer of Tevecap
                                             S.A.

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

     GARY D. NUSBAUM has served as a director of the Company since July 1998. Mr. Nusbaum also served as a director of the Company from its incorporation to March 1997 and as Vice President of the Company from its incorporation to December 1996. Mr. Nusbaum has been a Managing Director of E.M. Warburg, Pincus & Co., LLC since January 1997. Mr. Nusbaum was a Vice President of Warburg, Pincus Ventures, Inc. from January 1995 to January 1997 and was an Associate at Warburg, Pincus Ventures, Inc. from September 1989 to December 1994. Mr. Nusbaum is a director of Journal Register Company, Paging Network do Brasil S.A. and several privately held companies.

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

     The number of directors of the Company, as determined by the Board of Directors is seven. There is currently one open Board seat. The Board consists of three classes: Class I, Class II and Class III, as nearly equal in number as possible. One of the three classes, comprising approximately one-third of the directors, is elected each year to succeed the directors whose terms are expiring. Directors hold office until the annual meeting for the year in which their terms expire and until their successors are elected and qualified unless, prior to that date, they have resigned, retired, or otherwise left office. In accordance with the Company's Certificate of Incorporation, Class I directors are to be elected at the 2000 Annual Meeting of Stockholders, Class II directors are to be elected at the 2001 Annual Meeting of Stockholders, and Class III directors are to be elected at the 2002 Annual Meeting of Stockholders.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors, certain officers and persons holding more than 10% of a registered class of the Company's equity securities to file reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "Commission") and any exchange on which the Company's securities are traded. Directors, certain officers and greater than 10% stockholders are also required by Commission regulations to furnish the Company with copies of all such reports that they file. Based on the Company's review of copies of such forms provided to it, the Company believes that all filing requirements were complied with during the fiscal year ended December 31, 1999.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning compensation for services in all capacities awarded to, earned by, or paid to, any person acting as the Company's Chief Executive Officer during 1999, regardless of the amount of compensation paid, and the other most highly compensated executive officers of the Company whose aggregate cash and cash equivalent compensation exceeded $100,000 (collectively, the "Named Executive Officers"):

                                                                                 LONG-TERM
                                                                                COMPENSATION
                                            ANNUAL COMPENSATION                    AWARDS
                             -------------------------------------------------  -----------
                                                                   OTHER         SECURITIES     ALL OTHER
                                                                   ANNUAL        UNDERLYING    COMPENSATION
NAME AND POSITION            YEAR    SALARY ($)   BONUS ($)    COMPENSATION(1)    OPTIONS         ($)(2)
-----------------            ----    ----------   ---------    ---------------    -------         ------
Hermano Studart
   Lins de Albuquerque,      1999    $203,000     $     --        $    --              --         $6,500
   Chief Executive Officer   1998     201,748      125,000        $    --              --          6,425
                             1997     143,750      150,000(3)          --         100,000          6,250


Carlos Andre Studart
   Lins de Albuquerque,      1999    $203,000           --             --              --          6,500
   President, Chief          1998     201,748      125,000             --              --          6,425
   Operating Officer and     1997     143,750      150,000(3)          --         100,000          6,250
   acting Chief Financial
   Officer

---------------------

(1) No amounts have been reflected in this column for any Named Executive Officer because the aggregate value of perquisites and other personal benefits for each officer in the specified years was below the Commission's threshold for disclosure (i.e., the lesser of $50,000 or 10% of the total of annual salary and bonus for such officer).

(2)  Represents Company paid life insurance premiums.

(3) Includes non-cash bonus payments made to each Named Executive Officer in the form of Common Stock in the amount of $25,000.

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

YEAR-END VALUE TABLE

     The following table sets forth information regarding the number and year end value of unexercised options held at December 31, 1999 by each of the Named Executive Officers. No options or stock appreciation rights were exercised by the Named Executive Officers during fiscal 1999.

                                        FISCAL 1999 OPTION VALUES

                             NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                            UNDERLYING UNEXERCISED        "IN-THE-MONEY" (1)
                               OPTIONS AT FISCAL          OPTIONS AT FISCAL
                                 YEAR-END (#)                YEAR-END ($)
NAME                       EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE
----                       -------------------------  -------------------------
Hermano Studart Lins
   de Albuquerque..........     64,000/146,000                $0/$0
Carlos Andre Studart Lins
   de Albuquerque..........     64,000/146,000                $0/$0

------------
(1) Options are "in-the-money" if the fair market value of the underlying securities exceeds the exercise price of the options. The amounts set forth represent the difference between $0.375 per share, the fair market value of the Common Stock issuable upon exercise of options at December 31, 1999, and the exercise price of the option, multiplied by the applicable number of options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 1999, the members of the Compensation Committee were Messrs. Karp, Moreira and Nusbaum. Mr. Karp is the Chairman of the Board, a position which was an officer position of the Company until December 1996, and Mr. Nusbaum was a Vice President of the Company. Messrs. Karp and Nusbaum are general partners of Warburg, Pincus & Co., a New York general partnership ("WP") which is the sole general partner of Warburg, Pincus Investors, L.P. ("Warburg, Pincus"). Mr. Moreira is the Executive Vice-President of Finance and Administration of Abril S.A.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock, as of March 23, 2000, by (i) each person known to the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers, and
(iv) all directors and executive officers as a group. All information with respect to beneficial ownership has been furnished to the Company by the respective stockholders of the Company.

                                              AMOUNT AND NATURE OF   PERCENTAGE
                                                   BENEFICIAL            OF
NAME AND ADDRESS (1)                               OWNERSHIP (2)       CLASS (2)
--------------------                          --------------------   -----------

Warburg, Pincus Investors, L.P.
   466 Lexington Avenue
   New York, New York 10017(3)................      4,937,008            45.6%
Tevecap S.A.
   Rua do Rocio, 313
   Suite 101
   Sao Paulo, Brazil..........................      1,500,455            13.9
Maria Nise Studart Lins de Albuquerque........      1,069,520             9.9
Hermano Studart Lins de Albuquerque(4)........        333,134             3.1
Carlos Andre Studart Lins de Albuquerque(4)...        333,134             3.1
Douglas M. Karp(5)............................      4,937,008            45.6
Jose Augusto Pinto Moreira(6).................      1,500,455            13.9
Douglas Duran (6).............................      1,500,455            13.9
Gary D. Nusbaum (5)...........................      4,937,008            45.6
All executive officers and directors
  as a group (6 persons)......................      7,103,731            65.4

----------------
(1) Unless otherwise indicated above or in footnote 5 below, the address for each stockholder identified above is TV Filme, Inc. c/o ITSA-Intercontinental Telecomunicacoes Ltda, SCS Quadra 07-Bl.A, Ed. Executive Tower, Sala 601, 70.300-911 Brasilia-DF, Brazil.

(2) Beneficial ownership is determined in accordance with the rules of the Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of March 23, 2000 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name.

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

(4) Includes the following number of shares of Common Stock which the executive officers have the right to acquire through the exercise of options within 60 days of March 23, 2000: Mr. Hermano Lins, 64,000; and Mr. Carlos Andre Lins, 64,000.

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

         In July 1994, the Company, Tevecap and certain other parties thereto entered into an agreement pursuant to which Tevecap agreed to provide programming exclusively to the Company in certain areas (the "Programming Agreement"). In June 1996, the Programming Agreement was amended and restated effective August 2, 1996. In the years ended December 31, 1997, 1998 and 1999, TVA Sistema's and its affiliates' revenues from the Company aggregated approximately $10.4 million, $10.6 million and $7.6 million, respectively.

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

(B)      REPORTS ON FORM 8-K.

         No Current Reports on Form 8-K were filed by the Company during the fourth quarter of 1999.

(C)      INDEX TO EXHIBITS.

         The following is a list of all Exhibits filed as part of this Report:

EXHIBIT
 NUMBER                               DESCRIPTION OF DOCUMENT

**2.1 First Amended Disclosure Statement relating to the First Amended Plan of Reorganization, dated February 29, 2000, approved by the U.S. Bankruptcy Court for the District of Delaware on March 1, 2000.
**2.2 First Amended Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated February 29, 2000.
*3.1(i) Certificate of Incorporation of TV Filme (incorporated herein by reference to Exhibit 3.1 to TV Filme's Registration Statement on Form S-1, dated May 3, 1996, Registration No. 333-4512 ("TV Filme's S-1")).
*3.1(ii) Amended and Restated By-Laws of TV Filme (incorporated herein by reference to Exhibit 3.1(ii) to TV Filme's Form 10-Q for the fiscal quarter ended June 30, 1997, File No. 0-28670).
*4.1 Indenture, dated as of December 20, 1996, between TV Filme and IBJ Schroder Bank & Trust Company, as Trustee (including the form of the Senior Notes) (incorporated herein by reference to Exhibit 4.1 to TV Filme's Registration Statement on Form S-4, dated February 4, 1997, Registration No. 333-21057 ("TV Filme's S-4")).
*4.2 Registration Rights Agreement, dated December 20, 1996, between TV Filme and Bear, Stearns & Co. Inc., BT Securities Corporation, J.P. Morgan Securities Inc. and Alex. Brown & Sons Incorporated (incorporated herein by reference to Exhibit 4.2 to TV Filme's S-4).
*4.3 Purchase Agreement, dated December 16, 1996, between TV Filme and Bear, Stearns & Co. Inc., BT Securities Corporation, J.P. Morgan Securities Inc. and Alex. Brown & Sons Incorporated, as the Initial Purchasers (incorporated herein by reference to Exhibit
              4.3 to TV Filme's S-4).
*4.4 Note, dated December 20, 1996, of ITSA to TV Filme (incorporated herein by reference to Exhibit 4.4 to TV Filme's S-4).
*4.5 Note Pledge Agreement, dated as of December 20, 1996, between TV Filme and IBJ Schroder Bank & Trust Company, as Collateral Agent (incorporated herein by reference to Exhibit 4.5 to TV Filme's S-4).
*4.6 Collateral Pledge and Security Agreement, dated as of December 20, 1996, among ITSA, TV Filme and IBJ Schroder Bank & Trust Company, as Collateral Agent (incorporated herein by reference to Exhibit
              4.6 to TV Filme's S-4).
*4.7 Subsidiary Guarantee, dated as of December 20, 1996, made by TV Filme Brasilia Servicos de Telecomunicacoes (incorporated herein by reference to Exhibit 4.7 to TV Filme's S-4).
*4.8 Subsidiary Guarantee, dated as of December 20, 1996, made by TV Filme Belem Servicos de Telecomunicacoes (incorporated herein by reference to Exhibit 4.8 to TV Filme's S-4).
*4.9 Subsidiary Guarantee, dated as of December 20, 1996, made by TV Filme Goiania Servicos de Telecomunicacoes (incorporated herein by reference to Exhibit 4.9 to TV Filme's S-4). Amended and Restated Stock Option Plan (incorporated herein by reference to Exhibit
              10.1 to TV
*10.1         Filme's Annual Report on Form 10-K for the year ended December.31,
              1998).+
*10.2 Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to TV Filme's S-1).+

EXHIBIT
 NUMBER                               DESCRIPTION OF DOCUMENT

*10.3         Stockholders Agreement, dated as of July 26, 1996, entered into by and among Warburg,  Pincus,  Tevecap, Mrs. Maria Nise Studart Lins
              de  Albuquerque,  Mr.  Hermano  Studart Lins de  Albuquerque,  Mr.
              Carlos Andre Studart Lins de  Albuquerque  and Ms. Maria  Veronica
              Studart Lins de Albuquerque  (incorporated  herein by reference to
              Exhibit 10.3 to TV Filme's S-4).
*10.4         Registration Rights Agreement,  dated as of July 26, 1996, entered into by and  among  Warburg,  Pincus,  Tevecap,  Mrs.  Maria  Nise
              Studart  Lins  de   Albuquerque,   Mr.  Hermano  Studart  Lins  de
              Albuquerque,  Mr.  Carlos Andre Studart Lins de  Albuquerque,  Ms.
              Maria Veronica Studart Lins de Albuquerque, Joseph Wallach, Donald
              Deely  Pearson and TV Filme  (incorporated  herein by reference to
              Exhibit 10.4 to TV Filme's S-4).
*10.5         Employment  Agreement,  dated as of July 26, 1996, entered into by and  among  TV  Filme,  ITSA  and  Mr.  Hermano  Studart  Lins  de
              Albuquerque  (incorporated  herein by reference to Exhibit 10.5 to
              TV Filme's S-4).+
*10.6         Employment  Agreement,  dated as of July 26, 1996, entered into by and among TV Filme,  ITSA and Mr.  Carlos  Andre  Studart  Lins de
              Albuquerque  (incorporated  herein by reference to Exhibit 10.6 to
              TV Filme's S-4).+
*10.7         Programming License Agreement,  dated as of June 27, 1996, entered into by and between TV Filme and Tevecap  (incorporated  herein by reference to Exhibit 10.12 to TV Filme's S-4).
*10.8         Master  Operating  Agreement,  dated as of July 26, 1996,  entered
              into  by  and  among  TV  Filme,   ITSA  and  TV  Filme   Servicos
              (incorporated  herein by reference to Exhibit  10.13 to TV Filme's
              S-4).
*10.9         Articles of Association of TV Filme Servicos  (incorporated herein by reference to Exhibit 10.14 to TV Filme's S-4).
*10.10        Form  of  Indemnification  Agreement  between  TV  Filme  and  the directors and officers  parties  thereto  (incorporated  herein by reference to Exhibit 10.12 to TV Filme's S-1).+
**10.11       Restructuring  Agreement,  dated  January 24, 2000 by and among TV
              Filme, Inc. and Specified Holders (included as Exhibit B to the to the  First  Amended  Plan of  Reorganization  attached  hereto  as
              Exhibit 2.2).
**21          List of Subsidiaries of TV Filme.
**23.1        Consent of Ernst & Young Auditores Independentes S.C., independent auditors.
**24          Powers of Attorney (Appears on signature page).
**27.1        Financial Data Schedule.


--------------
 +  Management contract or compensatory plan or arrangement.
 *  Incorporated herein by reference.
**  Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 14th day of April, 2000.

                                  TV FILME, INC.


                                  By: /s/ Hermano Studart Lins de Albuquerque
                                     -------------------------------------------
                                     Hermano Studart Lins de Albuquerque
                                     Chief Executive Officer

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 17th day of April, 2000.

            SIGNATURE                                        TITLE(S)
            ---------                                        --------
 /s/ Hermano Studart Lins de Albuquerque     Chief Executive Officer,
----------------------------------           Secretary and Director
Hermano Studart Lins de Albuquerque          (Principal Executive Officer)


/s/ Carlos Andre Studart Lins de Albuquerque President, Chief Operating Officer,
----------------------------------           acting Chief Financial Officer
Carlos Andre Studart Lins de Albuquerque     (Principal Financial and Accounting
                                             Officer) and Director

/s/ Douglas M. Karp
----------------------------------           Chairman and Director
Douglas M. Karp

/s/ Jose Augusto Pinto Moreira
----------------------------------           Director
Jose Augusto Pinto Moreira

/s/ Douglas Duran
----------------------------------           Director
Douglas Duran

/s/ Gary D. Nusbaum
----------------------------------           Director
Gary D. Nusbaum

EXHIBIT
NUMBER                 DESCRIPTION OF DOCUMENT

**2.1 First Amended Disclosure Statement relating to the First Amended Plan of Reorganization, dated February 29, 2000, approved by the U.S. Bankruptcy Court for the District of Delaware on March 1, 2000.
**2.2 First Amended Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated February 29, 2000.
*3.1(i) Certificate of Incorporation of TV Filme (incorporated herein by reference to Exhibit 3.1 to TV Filme's Registration Statement on Form S-1, dated May 3, 1996, Registration No. 333-4512 ("TV Filme's S-1")).
*3.1(ii) Amended and Restated By-Laws of TV Filme (incorporated herein by reference to Exhibit 3.1(ii) to TV Filme's Form 10-Q for the fiscal quarter ended June 30, 1997, File No. 0-28670).
*4.1 Indenture, dated as of December 20, 1996, between TV Filme and IBJ Schroder Bank & Trust Company, as Trustee (including the form of the Senior Notes) (incorporated herein by reference to Exhibit 4.1 to TV Filme's Registration Statement on Form S-4, dated February 4, 1997, Registration No. 333-21057 ("TV Filme's S-4")).
*4.2 Registration Rights Agreement, dated December 20, 1996, between TV Filme and Bear, Stearns & Co. Inc., BT Securities Corporation, J.P. Morgan Securities Inc. and Alex. Brown & Sons Incorporated (incorporated herein by reference to Exhibit 4.2 to TV Filme's S-4).
*4.3 Purchase Agreement, dated December 16, 1996, between TV Filme and Bear, Stearns & Co. Inc., BT Securities Corporation, J.P. Morgan Securities Inc. and Alex. Brown & Sons Incorporated, as the Initial Purchaser (incorporated herein by reference to Exhibit 4.3 to TV Filme's S-4).
*4.4 Note, dated December 20, 1996, of ITSA to TV Filme (incorporated herein by reference to Exhibit 4.4 to TV Filme's S-4).
*4.5 Note Pledge Agreement, dated as of December 20, 1996, between TV Filme and IBJ Schroder Bank & Trust Company, as Collateral Agent (incorporated herein by reference to Exhibit 4.5 to TV Filme's S-4).
*4.6 Collateral Pledge and Security Agreement, dated as of December 20, 1996, among ITSA, TV Filme and IBJ Schroder Bank & Trust Company, as Collateral Agent (incorporated herein by reference to Exhibit 4.6 to TV Filme's S-4).
*4.7 Subsidiary Guarantee, dated as of December 20, 1996, made by TV Filme Brasilia Servicos de Telecomunicacoes (incorporated herein by reference to Exhibit 4.7 to TV Filme's S-4).
*4.8 Subsidiary Guarantee, dated as of December 20, 1996, made by TV Filme Belem Servicos de Telecomunicacoes (incorporated herein by reference to Exhibit 4.8 to TV Filme's S-4).
*4.9 Subsidiary Guarantee, dated as of December 20, 1996, made by TV Filme Goiania Servicos de Telecomunicacoes (incorporated herein by reference to Exhibit 4.9 to TV Filme's S-4).
*10.1 Amended and Restated Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to TV Filme's Annual Report on Form 10-K for the year ended December.31, 1998).+
*10.2 Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to TV Filme's Form S-1).+

EXHIBIT
NUMBER                 DESCRIPTION OF DOCUMENT

*10.3 Stockholders Agreement, dated as of July 26, 1996, entered into by and among Warburg, Pincus, Tevecap, Mrs. Maria Nise Studart Lins de Albuquerque, Mr. Hermano Studart Lins de Albuquerque, Mr. Carlos Andre Studart Lins de Albuquerque and Ms. Maria Veronica
         Studart Lins de Albuquerque (incorporated herein by reference to Exhibit 10.3 to TV Filme's S-4).
*10.4 Registration Rights Agreement, dated as of July 26, 1996, entered into by and among Warburg, Pincus, Tevecap, Mrs. Maria Nise Studart Lins de Albuquerque, Mr. Hermano Studart Lins de Albuquerque, Mr. Carlos Andre Studart Lins de Albuquerque, Ms. Maria Veronica Studart Lins de Albuquerque, Joseph Wallach, Donald Deely Pearson and TV Filme (incorporated herein by reference to Exhibit 10.4 to TV Filme's S-4).
*10.5 Employment Agreement, dated as of July 26, 1996, entered into by and among TV Filme, ITSA and Mr.
         Hermano Studart Lins de Albuquerque (incorporated herein by reference to Exhibit 10.5 to TV Filme's S-4).+
*10.6 Employment Agreement, dated as of July 26, 1996, entered into by and among TV Filme, ITSA and Mr. Carlos Andre Studart Lins de Albuquerque (incorporated herein by reference to Exhibit 10.6 to TV Filme's S-4).+
*10.7 Programming License Agreement, dated as of June 27, 1996, entered into by and between TV Filme and Tevecap (incorporated herein by reference to Exhibit 10.12 to TV Filme's S-4).
*10.8 Master Operating Agreement, dated as of July 26, 1996, entered into by and among TV Filme, ITSA and TV Filme Servicos (incorporated herein by reference to Exhibit
         10.13 to TV Filme's S-4).
*10.9 Articles of Association of TV Filme Servicos (incorporated herein by reference to Exhibit 10.14 to TV Filme's S-4).
*10.10 Form of Indemnification Agreement between TV Filme and the directors and officers parties thereto (incorporated herein by reference to Exhibit 10.12 to TV Filme's S-1).+
**10.11 Restructuring Agreement, dated January 24, 2000 by and among TV Filme, Inc. and Specified Holders (included as Exhibit B to the to the First Amended Plan of Reorganization attached hereto as Exhibit 2.2).
**21     List of Subsidiaries of TV Filme.
**23.1 Consent of Ernst & Young Auditores Independentes S.C., independent auditors.
**24     Powers of Attorney (Appears on signature page).
**27.1   Financial Data Schedule.

--------------
 +  Management contract or compensatory plan or arrangement.
 *  Incorporated herein by reference.
**  Filed herewith.