Form 10-Q
period 2000-03-31
TV FILME INC
filed 2000-05-15
CIK 1013608

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

                                        OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  [X]Yes [ ]No

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ]Yes [X]No*

*Although a bankruptcy plan has been confirmed by the U.S. Bankruptcy Court for the District of Delaware, no securities have yet been distributed under such plan.

          Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         CLASS                                    OUTSTANDING

  Common Stock, par value $0.01                   10,824,594 shares
  per share.                                      as of May 11, 2000
================================================================================

                                 TV FILME, INC.

                                      INDEX



PART I.    FINANCIAL INFORMATION                                        PAGE NO.

ITEM 1. Financial Statements

        Consolidated Balance Sheets as of December 31, 1999
        and March 31, 2000 (Unaudited)....................................     2

        Unaudited Consolidated Statements of Operations for the Three
        Months Ended March 31, 1999 and the Three Months Ended
        March 31, 2000....................................................     3

        Unaudited Consolidated Statement of Changes in Stockholders'
        Equity at March 31, 2000..........................................     4

        Unaudited Consolidated Statements of Cash Flows for the Three
        Months Ended March 31, 1999 and March 31, 2000....................     5

        Notes to Unaudited Consolidated Financial Statements..............     6

ITEM 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.........................................     8

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk........    13


PART II.   OTHER INFORMATION

ITEM 1. Legal Proceedings.................................................    14

ITEM 2. Changes in Securities and Use of Proceeds.........................    14

ITEM 3. Defaults Upon Senior Securities...................................    14

ITEM 4. Submission of Matters to a Vote of Security Holders...............    14

ITEM 5. Other Information.................................................    14

ITEM 6. Exhibits and Reports on Form 8-K..................................    14

SIGNATURES

                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                         TV FILME, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,             MARCH 31,
                                                                       1999                   2000
                                                               ---------------------   --------------------
                                                                              (UNAUDITED)
                                                                             (IN THOUSANDS)
ASSETS
Current assets:
Cash and cash equivalents..................................    $     42,175                     40,232
     Accounts receivable, net..............................           2,474                      2,060
     Supplies..............................................           2,750                      2,760
     Prepaid expenses and other current assets.............           5,700                      5,868
                                                               ---------------------   --------------------
         Total current assets..............................          53,099                     50,920
Property, plant and equipment, net.........................          25,005                     24,328
Other assets...............................................           5,218                      7,114
                                                               ---------------------   --------------------
         Total assets......................................    $     83,322                     82,362
                                                               =====================   ====================

LIABILITIES AND CAPITAL DEFICIENCY Current liabilities:
     Accounts payable......................................    $      6,168                $    5,745
     Payroll and other benefits payable....................           1,577                      1,758
     Accrued interest payable..............................          18,776                     23,282
     Accrued liabilities and taxes payable.................           7,543                      9,100
     Senior notes in default...............................         140,000                    140,000
                                                               ---------------------   --------------------
         Total current liabilities.........................         174,064                    179,885
Deferred installation fees.................................             900                        695
Capital deficiency:
     Cumulative translation adjustment.....................          (7,182)                    (7,733)
     Preferred stock, $.01 par value, 1,000,000 shares
         authorized, no shares issued......................              --                         --
     Common stock, $.01 par value, 50,000,000 shares
         authorized, 10,824,594 and 10,824,594 shares
         issued and outstanding............................             108                        108
     Additional paid-in capital............................          45,657                     45,657
     Accumulated deficit...................................        (130,225)                  (136,250)
                                                               ---------------------   --------------------
         Total capital deficiency..........................         (91,642)                   (98,218)
                                                               ---------------------   --------------------
         Total liabilities and capital deficiency..........    $     83,322                    $82,362
                                                               =====================   ====================

                             See accompanying notes.

                         TV FILME, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                    THREE MONTHS ENDED MARCH 31,
                                             -----------------------------------
                                                         1999             2000
                                                      ----------     -----------
                                                         (In thousands, except
                                                             per share data)

Revenues..........................................      $  6,576     $   5,911
Operating costs and expenses:
    System operating - Note 2.....................         3,229         2,600
    Selling, general and administrative...........         3,606         4,018
    Depreciation and amortization.................         4,032         3,095
                                                      ------------  ------------
        Total operating costs and expenses........        10,867         9,713
                                                      ------------  ------------
        Operating loss............................        (4,291)       (3,802)
Other income (expense):
    Interest and other expense ...................        (5,871)       (5,794)
    Interest and other income.....................         2,143         1,382
    Interest income (expense), net................        (3,728)       (4,412)
    Monetary (loss) gain..........................       (26,994)        2,189
                                                      ------------  ------------
        Total other expense (income), net.........       (30,722)       (2,223)
                                                      ------------  ------------
Net loss..........................................      $(35,013)    $  (6,025)
                                                      ============  ============
Net loss per share................................      $  (3.23)    $   (0.56)
                                                      ============  ============
Weighted average number of shares of
    common stock and common stock
    equivalents outstanding.......................        10,825        10,825
                                                      ============  ============



















                             See accompanying notes.

                         TV FILME, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIENCY

                                   (UNAUDITED)

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000




                                                           ADDITIONAL        OTHER
                                       COMMON STOCK          PAID-IN     COMPREHENSIVE   ACCUMULATED
                                   SHARES     PAR VALUE      CAPITAL         LOSS          DEFICIT          TOTAL
                                 ------------------------- ------------ ---------------- -------------  -------------

                                                                   (IN THOUSANDS)

BALANCE AT DECEMBER 31, 1999     10,824,594       $ 108     $ 45,657      $ (7,182)       $ (130,225)    $ (91,642)
Cumulative translation
     adjustment................          --          --           --          (551)               --          (551)
Net loss for the period........          --          --           --            --            (6,025)       (6,025)
                                 ============= =========== ============ ================ =============  =============
BALANCE AT MARCH 31, 2000......  10,824,594       $ 108     $ 45,657      $ (7,733)       $ (136,250)    $ (98,218)
                                 ============= =========== ============ ================ =============  =============






























                             See accompanying notes.

                         TV FILME, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                    THREE MONTHS ENDED MARCH 31,
                                                           1999             2000

                                                             (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss................................................   $ (35,013)  $ (6,025)
Adjustments to reconcile net loss to net cash
           provided by operating activities:
      Depreciation and amortization.....................       4,032      3,095
      Provision for losses on accounts receivable.......         162        236
      Authorization of debt issuance costs..............        (605)         0
      Increase (decrease) in deferred installation fees.         215       (305)
      Monetary loss (gain)..............................      26,994     (2,169)
Changes in operating assets and liabilities:
      Increase (decrease) in accounts receivable........        (592)       295
      Decrease in supplies..............................         241         69
      Increase in prepaid expenses and other current
      assets............................................        (926)      (121)
      Decrease (increase) in other assets...............         238     (1,771)
      Increase (decrease) in accounts payable...........         528       (498)
      Decrease (increase) in payroll and other benefits         (547)       150
           Payable
      Increase in accrued interest payable..............       4,506      4,506
      Increase in accrued liabilities and taxes payable.         235      1,537
                                                           ==========  =========
Net cash provided by operating activities...............        (532)    (1,001)
                                                           ==========  =========

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions:
      Property, plant and equipment.....................      (2,032)    (1,514)
                                                           ==========  =========
Net cash used in investing activities...................      (2,032)    (1,514)
                                                           ==========  =========


CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in payables to affiliates......................           0          0
                                                           ==========  =========
Net cash provided by financing activities...............           0          0
                                                           ==========  =========
Effect of exchange rate changes on cash.................     (10,453)       572
                                                           ==========  =========
Net change in cash and cash equivalents.................     (13,017)    (1,943)
                                                           ==========  =========
Cash and cash equivalents at beginning of period........      57,492     42,175
                                                           ==========  =========
Cash and cash equivalents at end of period..............   $  44,475   $  40,232
                                                           ==========  =========





                             See accompanying notes.

                         TV FILME, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          A. COMPANY BACKGROUND

          The Company develops, owns and operates pay television systems in markets in Brazil. Through its subsidiaries, the Company has established wireless cable operating systems in the cities of Brasilia, Goiania, Belem and Campina Grande and has been awarded licenses to operate pay television systems in eight additional markets in Brazil. All significant intercompany transactions and balances have been eliminated in consolidation.

          As discussed in Note 4, on June 15, 1999, the Company failed to make the required interest payment on its Senior Notes which caused an event of default to occur. In connection therewith, the Company selected a financial advisor, BT Alex. Brown, Inc., to assist it in evaluating strategic alternatives, including a possible debt restructuring, and issues associated with the Company's debt service requirement. On August 12, 1999, the Company reached an agreement in principle with a committee representing holders of the Company's outstanding 12-7/8% Senior Notes due 2004. Under the terms of the agreement in principle, the senior noteholders will receive a $25 million cash payment and their existing notes will be converted into (i) new Senior Secured Notes in the aggregate principal amount of $35 million, subject to adjustment, with a five year maturity and interest of 12% per annum (interest payable-in-kind at the Company's option through the first 24 months), and (ii) 80% of the new common equity of the reorganized company. Current management will receive 15% of the new common equity, and the existing common stockholders of the Company will receive 5% of the new common equity of the reorganized company in exchange for their current stake. All outstanding stock options will be cancelled. The reorganized company will be a newly-formed Cayman Islands holding company, and the new Senior Secured Notes will be issued by ITSA-Intercontinental Telecomunicacoes Ltda., a wholly-owned subsidiary of TV Filme, Inc.

          On January 26, 2000, the Company filed a voluntary petition under chapter 11 of the United States Bankruptcy Code, together with a pre-negotiated Plan of Reorganization implementing the agreed upon restructuring and the Disclosure Statement relating to such Plan, with the U.S. Bankruptcy Court for the District of Delaware. The court approved the Disclosure Statement on March 1, 2000. Following approval of the adequacy of the Disclosure Statement, ballots respecting the Plan were circulated to those parties entitled to vote on the Plan, and the Plan was confirmed at a hearing by the court on April 10, 2000. Overwhelming majorities of holders of the Company's 12-7/8% Senior Notes due 2004 and holders of the Company's common stock voted in favor of the restructuring set forth in the Plan. Effectuation of the Plan is contingent upon obtaining approval of the restructuring contemplated by the Plan from Agencia Nacional de Telecomunicacoes, the Brazilian government agency that regulates telecommunications services in Brazil, and the Central Bank of Brazil. The Brazilian Telecommunications Agency ("ANATEL") issued a response on April 28, 2000, indicating full support for the restructuring and indicating that no further approval is necessary from the Agency. The Company continues to operate and manage its affairs as debtor in possession. No trustee has been appointed.

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

          C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

          The Company had an allowance for doubtful accounts of $651,000 at December 31, 1999 and $727,000 at March 31, 2000. Charges to the allowance during the three months ended March 31, 2000 were $159,000.

2.        RELATED PARTY TRANSACTIONS

          Substantially all programming is supplied by a subsidiary of Tevecap S.A. ("Tevecap"), a stockholder of the Company, pursuant to a programming contract. Amounts paid to such affiliate during the three months ended March 31, 1999 and 2000 were approximately $1,968,000 and $652,000, respectively.

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

          Additional options to purchase Common Stock were granted as follows:


                                    NUMBER OF      EXERCISE
                   DATE              OPTIONS         PRICE
               ==============    ==============  =============
               Dec. 1996             10,000        $ 11.750
               Feb.  1997            10,000        $ 11.750
               July  1997            15,000        $ 10.125
               Oct.  1997           308,500        $  6.000
               Dec. 1997            150,000        $  5.625
               July  1998            10,000        $  3.875


          Of the total number of options which were exercisable as of March 31, 2000, 210,000 options have expired in accordance with their terms.

          Pro forma disclosure information has not been presented as all outstanding options are expected to be cancelled in conjunction with the Company's restructuring process under Chapter 11 of the U.S. Bankruptcy Code (see Note 1).

4.        LONG-TERM DEBT IN DEFAULT

          On December 20, 1996, the Company issued $140 million principal amount of 12-7/8% Senior Notes due December 15, 2004 (the "Senior Notes"). The proceeds of the Senior Notes were loaned to ITSA-Intercontinental Telecomunicacoes S.A. and its subsidiaries ("ITSA") and evidenced by an intercompany note. Interest is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 1997. Of the $140 million loaned to ITSA, approximately $33.5 million was used to purchase U.S. government securities, scheduled interest and principal payments on which was in an amount sufficient to provide for payment in full when due of the first four scheduled interest payments on the Senior Notes, the last of which occurred on December 15, 1998. Until the third quarter of 1999, debt issuance costs were capitalized and amortized over the period of the debt under the effective yield method (see below).

          The Senior Notes are redeemable on or after December 15, 2000 at the option of the Company, in whole or in part from time to time, at specified redemption prices declining annually to 100% of the principal amount on or after December 15, 2003, plus accrued interest. The Senior Notes contain certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness and pay dividends or make certain other distributions. Upon a change of control, the Company is required to make an offer to purchase the Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any. In accordance with the covenants of the Senior Notes and the Company's current level of leverage, at March 31, 2000 it is unable to make any dividend payments.

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

5.        FOREIGN EXCHANGE CONTRACTS

          At December 31, 1999 and March 31, 2000, the Company had $28.0 million and $28.0 million, respectively, of foreign exchange contracts. The Company regularly enters into such contracts typically with a duration of six months or less. The contracts held at December 31, 1999 expired in February 2000 and the contracts held as of March 31, 2000 expired in April 2000. In general, these contracts permit the Company to receive in REAIS, at maturity, the dollar equivalent of the contract value calculated using the exchange rate as of the maturity date. At maturity, the Company is required to pay the contract value plus interest using the Brazilian interbank lending rate during the life of the contract. Net contract gains, if any, are subject to a 20% tax levied in Brazil. Realized gains and losses are reported in "Interest and other expense." Unrealized losses as of March 31, 2000 totaled $0.7 million.

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




                                                                        Three Months Ended March 31
                                                       ---------------------------------------------------------------
                                                            1999        % OF REVENUE        2000      % OF REVENUE
                                                        (In thousands, except subscriber, per share and share data)

Revenue...........................................       $  6,576            100%        $  5,911         100%
Operating costs and expenses
   System operating...............................          3,229             49%           2,600          44%
   Selling, general and administrative............          3,606             55%           4,018          68%
   Depreciation and amortization..................          4,032             61%           3,095          52%
                                                         ==========       ===========   ==========     ==========
        Total operating costs and expenses........         10,867            165%           9,713         164%
                                                         ==========       ===========   ==========     ==========
        Operating loss............................         (4,291)           (65)%         (3,802)        (64)%
Other income (expense):
   Interest and other expense.....................         (5,871)           (89)%         (5,794)        (98)%
   Interest and other income......................          2,143             33%           1,382          23%
Monetary loss.....................................        (26,994)          (410)%          2,189          37%
      Total other expense (income), net...........        (30,722)          (467)%         (2,223)        (38)%
                                                         ==========       ==========    ==========     ==========
Net loss..........................................        (35,013)          (532)%         (6,025)       (102)%
                                                         ==========       ==========    ==========     ==========
Net loss per share................................       $  (3.23)                       $  (0.56)
Weighted average number of shares of                     ==========                     ==========
   Common stock and common stock
   Equivalents....................................         10,825                          10,825
Other Data:                                              ==========                     ==========
   EBITDA (a).....................................       $   (895)                       $   (707)
                                                         ==========                     ==========
   Number of subscribers at end of period ........         75,413                          72,282
                                                         ==========                     ==========
   Exchange rate (R $: US $) at end of period.....        1.722:1                         1.747:1
                                                         ==========                     ==========

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

          NET LOSS. Net loss for the three months ended March 31, 2000 decreased to $6.0 million versus $35.0 million for the three months ended March 31, 1999, due to a monetary loss associated with the company's net dollar-denominated liability position caused by a 51% devaluation of the REAL against the U.S. dollar.

          REVENUES. The Company's revenues for the three months ended March 31, 2000 decreased by 10% compared to the three months ended March 31, 1999, due primarily to converting from a post-paid to a pre-paid subscription model in our largest market, Brasilia. This change had no effect on the Company's cash flow; however, recognize revenues were reduced by $0.7 million in March and will be reduced by approximately $0.6 million in April as a result of this transition.

          SYSTEM OPERATING EXPENSES. For the three months ended March 31, 2000 compared to the three months ended March 31, 1999, system operating expenses decreased by 19%, primarily due to a decrease in programming costs (12%) and a decrease in compensation and benefits expenses (20%) related to lower priced packages now offered by the Company.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased during the three months ended March 31, 2000 by 11% compared to the three months ended March 31, 1999, primarily due to the restructuring costs associated with the Company's restructuring as well as due to expenses related to the transition to the new pre-paid subscription model in the Brasilia system.

          DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased in the three months ended March 31, 2000 by 23% over the three months ended March 31, 1999, primarily due to the reduction in asset values on a dollar basis, and assets becoming fully depreciated.

          INTEREST INCOME AND INTEREST EXPENSE. Interest income decreased in the three months ended March 31, 2000 by 36% over the three months ended March 31, 1999, primarily due to a decrease in the average cash balance between the two periods. Interest expense decreased slightly in the three months ended March 31, 2000 by 1.3% over the three months ended March 31, 1999.

          MONETARY LOSS. The Company generated a monetary gain in the three months ended March 31, 2000 of $2.2 million due to its net dollar-denominated monetary liability position throughout the period compared to a monetary loss of $26.7 million in the months ended March 31, 1999.

EVENT OF DEFAULT ON SENIOR NOTES

          Under the provisions of the Senior Note indenture, the Company was required to make a semi-annual interest payment on June 15, 1999; however, the Company failed to make this payment which caused an event of default upon the expiration of the 30 day grace period permitted under the indenture. While the Company has reached an agreement in principle with a committee representing holders of the Senior Notes to restructure this obligation and a pre-arranged plan implementing such restructuring has been approved by the bankruptcy court (see Notes 1 and 4), the transaction has not yet been effected and there can be no assurance that the transaction will be completed successfully. The Company does not expect to make the past due interest payment, or any future interest payments, on the currently outstanding Senior Notes.

LIQUIDITY AND CAPITAL RESOURCES

          The pay television business is capital intensive. From 1993 through the first part of 1996, the Company raised an aggregate of approximately $16.8 million through a series of private equity placements to Tevecap and Warburg, Pincus Investors, L.P. In August 1996, TV Filme completed an initial public offering with net proceeds to the Company of $24.4 million and in December 1996 TV Filme completed the sale of the Senior Notes with net proceeds to the Company of approximately $134.0 million. In the past, working capital requirements have been primarily met by (i) venture capital financings, (ii) capital markets financings, (iii) vendor financing which generally requires payment within 420 days of shipment, some of which had been supported by irrevocable letters of credit guaranteed by Abril and certain of its affiliates and (iv) borrowings from Abril and certain affiliates. As of March 31, 2000, the Company had no outstanding borrowings from Abril and its affiliates and the Company does not expect to borrow from Abril or its affiliates in the future.

          As of March 31, 2000, the Company had no amounts outstanding under letters of credit. As of January 1, 1999, the Company had import lines of credit in the aggregate amount of $30.5 million with four commercial banks. In January 1999, in conjunction with the devaluation of the REAL, all import lines of credit were cancelled by the banks. Further import purchases by the Company will have to be individually negotiated with the banks. While the Company believes that lines of credit, additional vendor financing and other credit facilities are available, the terms and conditions of such financing vehicles are uncertain and may not be available on terms acceptable to the Company. As a result of reclassifying its Senior Notes as a current liability (see "Event of Default on Senior Notes"), the Company had negative working capital at March 31, 2000 of $129 million. Net cash used in operating activities for the three months ended March 31, 2000 was $1 million.

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

          In order to assist the Company in evaluating strategic alternatives, including a possible debt restructuring, and issues associated with the Company's debt service requirements, the Company has selected BT Alex. Brown, Inc. (now Deutsche Bank) as its financial advisor. On August 13, 1999, the Company reached an agreement in principle with a committee representing holders of the Company's outstanding 12-7/8% Senior Notes due 2004. Under the terms of the agreement in principle, the senior noteholders will receive a $25 million cash payment and their existing notes will be converted into (i) new Senior Secured Notes in the aggregate principal amount of $35 million, subject to adjustment, with a five year maturity and interest of 12% per annum (interest payable-in-kind at the Company's option through the first 24 months), and (ii) 80% of the new common equity of the reorganized company. Current management will receive 15% of the new common equity, and the existing common stockholders of the Company will receive 5% of the new common equity of the reorganized company in exchange for their current stake. All outstanding stock options will be cancelled. The reorganized company will be a newly-formed Cayman Islands holding company, and the new Senior Secured Notes will be issued by ITSA-Intercontinental Telecomunicacoes Ltda., a wholly-owned subsidiary of TV Filme, Inc. This agreement in principle is subject to execution of definitive documentation, and is to be effected pursuant to a pre-arranged plan which has received court approval under Chapter 11 of the U.S. Bankruptcy Code. In addition, the Agencia Nacional de Telecomunicacoes, the Brazilian government agency that regulates telecommunications in Brazil, and the Central Bank of Brazil must approve the proposed restructuring. In the process of reviewing the proposed restructuring, the Central Bank may examine the original approvals granted when the Secured Notes were issued and there is a risk that the Central Bank may impose charges or additional taxes with respect to the original transaction relating to the Secured Notes. There can be no assurance that approval of the restructuring will be given or as to whether any charges or taxes may be imposed. Moreover, charges or taxes imposed by the Central Bank may result in the restructuring not being feasible and may have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the proposed restructuring transaction will be completed successfully.

          The Company made capital expenditures of approximately $1.5 million during the three months ended March 31, 2000. Such capital expenditures were financed with the proceeds from the Senior Notes offering and from cash generated from the Company's operations.

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

          The Company from time to time may selectively pursue joint ventures or acquisitions in the pay television industry, although it currently has no understanding, commitment or agreement with respect to any such joint venture or acquisitions. The Company currently believes that its cash and internally generated funds will be sufficient to fund its obligations pursuant to the agreement in principle with the committee of noteholders and the cash requirements for its four existing systems and eight new markets for at least the next twelve months. As of March 31, 2000, of the Company's approximately $40.2 million in cash and cash equivalents, approximately $12.6 million (31%) was invested in U.S. dollar denominated securities. In the longer term, the
Company's funding needs are subject to a variety of factors, including its ability to successfully complete the debt restructuring and plan of reorganization under chapter 11 of the Bankruptcy Code, the number and size of new system launches or acquisitions, the implementation of alternative transmission technologies and the offering of additional telecommunications services. Accordingly, there can be no assurance that the Company will be able to meet its future funding needs.

          As described in Notes 1 and 4 to the financial statements, the Company is in default on its Senior Notes and has entered into a Restructuring Agreement with certain Specified Holders and filed a voluntary petition under chapter 11 of the United States Bankruptcy Code, together with a pre-negotiated Plan of Reorganization and the Disclosure Statement relating to such Plan, with the U.S. Bankruptcy Court for the District of Delaware. The effect of this bankruptcy proceeding on the Company's future liquidity and capital resources cannot be determined at this time.

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

RECENT ECONOMIC EVENTS

          The economic and financial turmoil in Southeast Asia and the former Soviet Republics during 1997 and 1998 has had an impact on many emerging markets, including Brazil. As a result of these events, the Brazilian government originally took significant measures to protect the REAL, as well as the gains achieved over the last several years by the REAL Plan. Among other actions, in October 1997, Brazil's Central Bank significantly raised short-term interest rates, and, in November 1997, the Brazilian government announced a series of austerity measures, generally including budget cuts, restrictions on public indebtedness, tax increases, export incentives and restrictions on imports. These measures were designed to improve the country's fiscal and current account deficits and relieve pressure on the REAL. While short-term interest rates declined somewhat during the second quarter of 1998, they returned to levels approaching 37% per annum by the end of the year and have only recently begun to decline. Even with rates at this level, the government continued to experience a reduction in foreign currency reserves which were being used to purchase REAIS as a means to protect the relative value of the REAL versus the U.S. dollar. Due to the continued reduction in foreign currency reserves, and other reasons, the Brazilian government sought support from the International Monetary Fund (the "IMF"). On November 13, 1998, the IMF announced an aid package of more than $41 billion. To secure funds from the IMF, in October 1998 the Brazilian government announced additional austerity measures including pension plan reform and significant spending cuts, which have been approved by the Brazilian Congress. As part of these additional austerity measures, effective in June 1999, the government increased the financial transactions tax (CPMF), from 0.2% to 0.38%. This tax is levied on the value of all financial transactions, including bank withdrawals, checks, and stock and fund purchases. Also, effective in January 1999, the Brazilian government increased the public pension system contribution by corporations, from 2% of revenue to 3% of revenue and for the first time, subjected financial income, including accrued intercompany interest income, to this tax. Despite these additional austerity measures, in January 1999 the
Brazilian government devalued the REAL and subsequently eliminated the established trading band, thereby allowing the REAL to float freely against the U.S. dollar. These measures have had, and will have for the foreseeable future, an impact on the Company's financial results.

          Soon after the 1997 austerity measures were initiated, the Company began to experience a significant increase in customer delinquency rates which, among other things, resulted in the Company significantly increasing its provisions for doubtful accounts and increasing service disconnections. This trend continued throughout 1998 and 1999 and the first quarter of 2000. The Company has undertaken several steps to address the impact of the deterioration in its operating environment, such as performing credit checks on potential new subscribers, changing the way it compensates its sales force to emphasize high quality sales and implementing cost reduction measures, including a headcount reduction. In addition, as previously discussed the Company has become more aggressive in canceling delinquent subscriber accounts. There can be no assurance that the steps taken by the Company or measures taken by the Brazilian government will be successful, or that the increase in delinquent payments and service disconnections will abate.

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

          In an effort to protect against a possible devaluation of the REAL, the Company entered into the following foreign currency hedge contracts which were outstanding as of March 31, 2000 (these contracts were entered into for purposes other than trading purposes):

--------------------------------------------------------------------------------
CONTRACT VALUE  EXCHANGE RATE  PREMIUM %  % CDI  CONTRACT DATE   EXPIRATION DATE
US$28,000,000   R$1.770:US$1   +6.8%       100%  Feb. 11, 2000   April 11, 2000
--------------------------------------------------------------------------------

Upon expiration of the above contract, the Company entered into the following foreign currency hedge contracts to protect against further devaluation of the REAL.

--------------------------------------------------------------------------------
CONTRACT VALUE  EXCHANGE RATE  PREMIUM %  % CDI  CONTRACT DATE   EXPIRATION DATE
US$28,000,000   R$1.739:US$1   +2.8%       99.5% April 11, 2000  June 12, 2000
--------------------------------------------------------------------------------

The above contracts require the Company to pay, on the expiration date, an amount equal to the calculated interest (CDI--see below) on the contract value.

On the expiration date, the Company is to receive or pay an amount, in REAIS, calculated as follows: the "Contract Value R$" divided by the "Exchange Rate" times the sum of (the R$/US$ exchange rate in effect on the expiration date plus the "Premium %) less the "Contract Value R$." If the Company receives a net gain from such a transaction, it is required to pay 20% of the net gain in Brazilian federal income tax.

"CDI" is the CERTIFICADO DE DEPOSITO INTERBANCARIO, or the interbank lending rate within Brazil.

The Company has not entered into contracts for market risk sensitive instruments for trading purposes.


                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          On January 26, 2000, the Company filed a voluntary petition under chapter 11 of the United States Bankruptcy Code, together with a pre-negotiated Plan of Reorganization and the Disclosure Statement relating to such Plan, with the U.S. Bankruptcy Court for the District of Delaware. The court approved the Disclosure Statement on March 1, 2000. Following approval of the adequacy of the Disclosure Statement, ballots respecting the Plan were circulated to those parties entitled to vote on the Plan, and the Plan was confirmed at a hearing by the court on April 10, 2000. Overwhelming majorities of holders of the Senior
Notes and holders of the Company's common stock voted in favor of the restructuring set forth in the Plan. Effectuation of the Plan is contingent upon obtaining approval of the restructuring contemplated by the Plan from Agencia Nacional de Telecomunicacoes, the Brazilian government agency that regulates telecommunications services in Brazil, and the Central Bank of Brazil. The Brazilian Telecommunications Agency ("ANATEL") issued a response on April 28, 2000, indicating full support for the restructuring and indicating that no further approval is necessary from the Agency. The Company continues to operate and manage its affairs as debtor in possession. No trustee has been appointed.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          No defaults upon senior securities occurred during the quarter ended March 31, 2000. An event of default which occurred in June 1999 has been previously reported in Item 3 of Part II of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          On March 7, 2000, ballots respecting the Company's Plan of Reorganization under chapter 11 of the Bankruptcy Code were circulated to the Company's security holders entitled to vote on the Plan. Overwhelming majorities of holders of the Senior Notes and holders of the Company's common stock voted in favor of the restructuring set forth in the Plan, which was then confirmed by the bankruptcy court on April 10, 2000. The following are the results of the vote:


                                           Accepting                       Rejecting
                                           ---------                       ---------
                                   # of holders   Amount              # of holders   Amount
                                   ------------   ------              ------------   ------

Class 2 (Senior Secured Claims):      71          108,361,000              1         910,000


Class 4 (Equity Intrests):            36          6,711,388                5         14,000

ITEM 5.   OTHER INFORMATION.

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) EXHIBITS

          27. Financial Data Schedule.

          (b) REPORTS ON FORM 8-K

          During the first quarter of 2000, the Company filed a Current Report on Form 8-K on February 10, 2000, pursuant to Item 3 thereof, announcing that, on January 26, 2000, the Company filed a voluntary petition under chapter 11 of the United States Bankruptcy Code, together with a pre-negotiated Plan of Reorganization and the Disclosure Statement relating to such Plan, with the United States Bankruptcy Court for the District of Delaware.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:   May 12, 2000



                                    TV FILME, INC.
                                    (Registrant)


                                    /s/ Hermano Studart Lins de Albuguerque
                                    ---------------------------------------
                                    Hermano Studart Lins de Albuquerque
                                    Chief Executive Officer (Principal
                                    Executive Officer)


                                    /s/ Carlos Andre Studar Lins de Albuquerque
                                    -------------------------------------------
                                    Carlos Andre Studart Lins de Albuquerque
                                    Acting Chief Financial Officer (Principal
                                    Financial and Accounting Officer)

                                  EXHIBIT INDEX



NO.     DESCRIPTION

27      Financial Data Schedule